Form 10KSB
period 1997-09-30
FALMOUTH BANCORP INC
filed 1997-12-29
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                         Commission File No.: 01-13465


                             FALMOUTH BANCORP, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                                                  04-3337685
-------------------------------------------------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


                20 Davis Straits, Falmouth, Massachusetts 02540
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (508) 548-3500
-------------------------------------------------------------------------------
                          (Issuer's Telephone Number)


Securities registered pursuant to section 12(b) of the Exchange Act:

          Title of each class              Name of Exchange on which registered:
---------------------------------------    -------------------------------------

Common Stock, par value $0.01 per share           American Stock Exchange


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The revenues for the issuer's fiscal year ended September 30, 1997 are $6,503,977.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On November 13, 1997: $23,841,895.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,454,750 shares outstanding as of December 19, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 23, 1997, and the 1997 Annual Report to Stockholders for the fiscal year ended September 30, 1997, which has not previously been mailed to the Commission, are incorporated by reference into Part II and III of this report.

      Transitional Small Business Disclosure Format (check one):

                             Yes  [ ]    No  [X]



                               TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----

PART I

    Item 1.   Description of Business.............................................   3
    Item 2.   Description of Property.............................................  30
    Item 3.   Legal Proceedings...................................................  30
    Item 4.   Submission of Matters to a Vote of Security Holders.................  30

PART II

    Item 5.   Market for Common Equity and Related Stockholder Matters............  31
    Item 6.   Management's Discussion and Analysis................................  31
    Item 7.   Financial Statements................................................  36
    Item 8.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................  37

PART III

    Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..................  37
    Item 10.  Executive Compensation..............................................  37
    Item 11.  Security Ownership of Certain Beneficial Owners and Management......  37
    Item 12.  Certain Relationships and Related Transactions......................  37
    Item 13.  Exhibits............................................................  38

SIGNATURES........................................................................


                                     PART I

ITEM 1.  BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of the Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization") whereby the Bank became the wholly-owned subsidiary of the Company. At September 30, 1997, there were 1,454,750 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's Common Stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activities of the Bank for the fiscal year 1997, which ended September 30, 1997.

      The Bank had total assets of $96.4 million as of September 30, 1997. The Bank conducts its business through an office located in Falmouth, Massachusetts, where it was originally founded in 1925 as a Massachusetts chartered mutual co-operative Bank, and two branches located in East Falmouth and North Falmouth, Massachusetts. The Bank's deposits are currently insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank of Massachusetts.

      The Bank's principal business consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities.

Business Strategy

      The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to financing home ownership and consumer needs in its market area and to provide quality service to its customers. The Bank has implemented this strategy by: (i) closely monitoring the needs of customers and providing quality service; (ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans, and by offering checking accounts and other financial services and products; (iii) focusing on expanding lending activities to produce moderate increases in loan originations; (iv) maintaining asset quality; (v) maintaining capital in excess of regulatory requirements; and (vi) producing stable earnings.

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its office in Falmouth, Massachusetts. In February, 1997, the Bank opened a new branch located in East Falmouth and in August, 1997, the Bank opened a branch in North Falmouth. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions) which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

      To a lesser extent, Falmouth also makes commercial real estate loans and consumer loans, including passbook loans, automobile, home equity and other consumer loans. Falmouth originates both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans with adjustable interest rates, and makes other investments which allow Falmouth to more closely match the interest rate and maturities of its assets and liabilities.

Market Area

      The Bank considers its primary market area to be the communities of Falmouth and Mashpee in Barnstable County, which is located in the Cape Cod region of Massachusetts, approximately 72 miles south of Boston. The year-round population of Barnstable County is 186,605 (based on 1990 Census data). The majority of the Bank's lending has been in Falmouth and Mashpee. The Cape Cod region is a major recreational resort/retirement community, with seasonal tourism being the most significant economic activity. Falmouth's year-round population of approximately 27,000 increases to a summer population of approximately 68,000. Visitors find accommodations in the many motels, hotels and inns in the area. Falmouth has approximately 44 miles of ocean and lake shoreline. There are nine harbors and inlets, some with docking and most with mooring facilities. Two major harbors offer access, via ferry, to the island of Martha's Vineyard with service to the island of Nantucket during the summer months from Woods Hole. In addition to swimming, boating, fishing and other forms of water recreation, Falmouth also has four public and two private golf courses.

      The major employers in the Falmouth area are the Woods Hole Oceanographic Institute, with approximately 800 employees, Falmouth Hospital, with 750 employees and Woods Hole, Martha's Vineyard and Nantucket Steamship Authority, with 500 employees. Other major employers include Marine Biological Laboratories and ORE International, Inc. The housing vacancy rate in Falmouth, which is where a majority of the Bank's loans are located, was approximately 3.8% at December 31, 1994.

Employees

      At September 30, 1997, the Bank employed 26 full-time and 6 part-time employees.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 15 years. Historically, fixed-rate loans with terms in excess of 15 years were sold in the secondary market. Beginning in March 1995, the Bank began to retain its fixed-rate loans with terms in excess of 15 years in the portfolio. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $432,000 in loans for FNMA at September 30, 1997. The Bank's five largest loans to one borrower, outstanding as of September 30, 1997, ranged from $384,000 to $1.17 million.

      Loan Portfolio. The following table presents selected data relating to the composition of Falmouth's loan portfolio by type of loan on the dates indicated.

                                                                           At September 30,
                                    ---------------------------------------------------------------------------------------------
                                          1997                1996               1995               1994               1993
                                    -----------------   ----------------   ----------------   ----------------   ----------------
                                    Amount    Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                    -------   -------   -------  -------   -------  -------   -------  -------   -------  -------
                                                                       (Dollars in thousands)
Residential mortgage loans.......   $48,367    87.14%   $33,993   82.57%   $26,094   78.67%   $22,029   78.33%   $22,923   78.05%
Commercial real estate loans.....     2,425     4.37%     4,347   10.67%     3,538   10.67%     3,111   11.06%     2,886    9.83%
Consumer loans...................       877     1.58%       771    1.87%       819    2.47%       832    2.96%     1,104    3.76%
Home equity loans................     2,756     4.96%     1,683    4.09%     1,890    5.70%     2,150    7.65%     2,456    8.36%
Commercial loans.................     1,079     1.95%       373    1.91%       830    2.49%        --      --%        --      --%
                                    -------   -----------------------------------------------------------------------------------
      Total loans................    55,504   100.00%    41,167  100.00%    33,171  100.00%    28,122  100.00%    29,369  100.00%
                                    -------   =======   -------  =======   -------  =======   -------  =======   -------  =======

Less:
  Unearned income................        97                 143                121                101                 96
  Unadvanced principal...........     1,025                 289                102                127                 40
  Allowance for possible loan
   losses........................       501                 498                445                310                277
                                    -------             -------            -------            -------            -------
  Loans, net.....................   $53,881             $40,237            $32,503            $27,584            $28,956
                                    =======             =======            =======            =======            =======

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 1997, loans on one- to four-family residential properties accounted for 87.14% of the loan portfolio.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permit Falmouth to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

      The Bank makes conventional mortgage loans and Falmouth uses standard FNMA documents to allow for the sale of loans in the secondary mortgage market. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.

      The Bank, since the early 1980s, has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three and five years and provide for an interest rate which is based on the interest rate paid on United States Treasury securities of a corresponding term, plus a margin of 2.75%. The Bank currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate plus an anticipated upward adjustment of 200 basis points.

      The Bank retains all adjustable-rate mortgages it originates. The Bank's adjustable-rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan (3% per adjustment, and 5% over the life of the loan for three-year adjustable-rate loans). The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended September 30, 1997, the Bank originated $9.1 million in adjustable-rate mortgage loans and $9.6 million in fixed-rate mortgage loans. Approximately 6.07% of all loan originations during fiscal 1997 were refinancings of loans already in the Bank's loan portfolio. At September 30, 1997, the Bank's loan portfolio included $26.5 million in adjustable-rate one- to four-family residential mortgage loans or 47.75% of the Bank's total loan portfolio, and $ 21.9 million in fixed-rate one- to four-family residential mortgage loans, or 39.46% of the Bank's total loan portfolio.

      The Bank engages in a limited amount of construction lending usually for the construction of single family residences. Most are construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Due to the small amount of construction loans in the Bank's portfolio, the risk in this area is limited.

      Commercial Real Estate Loans. At September 30, 1997, the Bank's commercial real estate loan portfolio totaled $2.4 million, or 4.37% of total loans. The Bank's largest loan is a commercial loan with an outstanding balance of $762,000 at September 30, 1997 secured by an office complex located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 1997, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. Falmouth also originates home equity loans which are loans secured by available equity based on the appraised value of one- to four-family residential property. If the Bank currently holds the first mortgage on the property securing the loan, home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). If the Bank does not hold the first mortgage, home equity loans are limited to 70% of the appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of ten years or less. At September 30, 1997, the Bank had $2.6 million in home equity loans with unused credit available to existing borrowers of $ 3.8 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 1997, the consumer loan portfolio totaled $877,000 or 1.58% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 1997, the total amount of passbook and other consumer loans was $557,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 1997, the total amount of automobile loans was $85,000.

      Consumer loans generally are originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Commercial Loans. In August 1994, the Bank hired a commercial loan officer with over 18 years of experience in commercial lending in the Falmouth market for the purpose of establishing a commercial lending program for the Bank. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally be limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 1997 the Bank's commercial loan portfolio totaled $1.1 million.

      Commercial business loans generally are considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans also may involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be affected significantly by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending.

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30,1997, the Bank had $1.4 million in loan commitments outstanding, all for the origination of one- to four-family residential real estate loans.

      Loan Solicitation Origination and Loan Fees. Falmouth originates loans through its main office located in Falmouth, Massachusetts and two branch offices located in East and North Falmouth. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

      The Bank has two full-time residential loan originators who are compensated by salary and commission. The originators meet with applicants at their convenience and location and are in regular contact with real estate brokers, attorneys, accountants, building contractors, developers and others in the Bank's local market area. The Bank increased its advertising in locally distributed newspapers and has utilized local radio advertising to increase market share of residential loan originations.

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent fee appraiser who has been approved by the Bank's Board of Directors. Fire and casualty insurance are required on all loans secured by improved real estate.

      Insurance on other collateral is required unless waived by the loan committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank. All applications for residential and commercial real estate mortgages and commercial business loans must be ratified by the Bank's Board of Directors. In addition, certain designated officers of the Bank have limited authority to approve consumer loans.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and the Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 1997, the amount of deferred loan origination fees was $97,000.

      Loan Maturities. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                               At September 30, 1997(1)
                                                            -------------------------------
                                                              Real     Consumer     Total
                                                             Estate    and Other    Loans
                                                            --------   ---------   --------
                                                                     (In thousands)

Total loans scheduled to mature:
  In one year or less....................................   $  3,339    $ 2,889    $  6,288
  After one year through five years......................        799        380       1,179
  Beyond five years......................................     46,756        159      46,915
                                                            -------------------------------
      Total..............................................   $ 50,954    $ 3,428    $ 54,382
                                                            ===============================
Loan balance by type scheduled to mature after one year:
  Fixed..................................................   $ 21,827    $   405    $ 22,232
  Adjustable.............................................     25,728        134      25,862

-------------------
<F1>   Net of deferred loan origination fees and unadvanced principal.

      Originations and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated.

      Originations for the year ended September 30, 1997 have increased due to the addition of a mortgage loan originator and a senior commercial lending officer in recent years. Loan sales were reduced during the same period as the Bank has begun to retain certain fixed-rate loans with terms of greater than 15 years in its portfolio.

                                                       Years Ended September 30,
                                         ----------------------------------------------------
                                           1997       1996       1995       1994       1993
                                         --------   --------   --------   --------   --------
                                                           (In thousands)

Beginning balance(1).................    $ 40,735   $ 32,948   $ 27,894   $ 29,233   $ 31,310
                                         ----------------------------------------------------

  Mortgage loan originations(2)......      18,712     13,090      8,722      6,214      7,586
  Consumer loan originations.........       3,145      1,844        964        613        559
  Commercial loan originations.......       1,710      1,321      1,127         --         --
Less:
  Amortization and payoffs(3)........      (9,920)    (8,468)    (5,310)    (5,496)    (4,990)
  Transfers to OREO..................          --         --         --         --         --
  Net loans originated...............      13,647      7,787      5,503      1,331      3,155
                                         ----------------------------------------------------
  Total loans sold...................          --         --       (449)    (2,670)    (5,232)
                                         ----------------------------------------------------
Ending balance(1)....................    $ 54,382   $ 40,735   $ 32,948   $ 27,894   $ 29,233
                                         ====================================================

-------------------
<F1>   Net of deferred loan origination fees and unadvanced principal.

<F2>   Includes residential and commercial real estate loans.

<F3>   Includes unadvanced principal.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest are doubtful.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

                                                              At September 30,
                                                 ------------------------------------------
                                                  1997     1996     1995     1994     1993
                                                 ------   ------   ------   ------   ------
                                                           (Dollars in thousands)

Loans 30-89 days past due (not included in
 non-performing loans).......................    $ 290    $  81    $  --    $  62    $  --

Loans 30-89 days past due as a percent of
 total loans.................................      .53%     .20%      --%     .22%      --%
Non-performing loans: (90 days past due).....    $  30    $  14    $  --    $ 322    $ 342
OREO.........................................    $  --       --       --       --       85
                                                 -----------------------------------------

      Total non-performing assets............    $  30    $  14    $  --    $ 322    $ 427
                                                 =========================================
Non-performing loans as a percent of total
 loans.......................................      .06%     .03%      --%    1.15%    1.17%
Non-performing assets as a percent of total
 assets......................................      .03%     .02%      --%     .43%     .57%

      During the year ended September 30, 1997, gross interest income of $3,426 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 1997, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 1997, the Bank had no assets classified as special mention or doubtful, and $ 101,000 in assets designated as substandard and $6,000 classified as loss.

      In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on real estate owned by charging provisions for possible losses against the Bank's income. Specific reserves also are recognized against specific assets when warranted.

      Results of recent examinations by bank regulators indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While Falmouth believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

      In December 1993, the banking regulatory agencies, including the FDIC, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended September 30,
                                                     ---------------------------------------------------------
                                                       1997        1996        1995        1994        1993
                                                     ---------   ---------   ---------   ---------   ---------
                                                                       (Dollars in thousands)

Average loans, net................................   $ 47,288    $ 36,387    $ 30,244    $ 28,283    $ 29,563
Period-end total loans............................     54,382      40,735      32,948      27,894      29,233
Allowance for possible loan losses at beginning
 of period........................................        498         445         310         277         313
Loans charged-off.................................         --          --          --          (2)        (37)
Plus recoveries...................................          3           2         135          26           1
Provision charged to operations...................         --          51          --           9          --
                                                     --------------------------------------------------------
Allowance for possible loan losses at end of
 period...........................................   $    501    $    498    $    445    $    310    $    277
                                                     ========================================================
Ratios:
  Allowance for possible loan losses as a
   percentage of period end total loans...........        .92%       1.22%       1.35%       1.11%        .95%
  Allowance for possible loan losses as a
   percentage of non-performing loans.............   1,670.00%   3,557.14%         --%      96.27%      80.99%
  Net charge-offs to average loans, net...........         --          --          --          --         .12
  Net charge-offs to allowance for possible loan
   losses.........................................         --          --          --          --       13.36

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.

                                  1997               1996               1995               1994               1993
                            ----------------   ----------------   ----------------   ----------------   ----------------
                                    Percent            Percent            Percent            Percent            Percent
                                    of Loans           of Loans           of Loans           of Loans           of Loans
                                    in Each            in Each            in Each            in Each            in Each
                                    Category           Category           Category           Category           Category
                                    to Total           to Total           to Total           to Total           to Total
                            Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                            ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                              (Dollars in thousands)

Real estate mortgage:
  Residential               $ 363     86.88%   $ 428     82.57%   $ 295     78.67%   $ 188     78.33%   $ 199     78.05%
  Commercial                   64      4.46%      32     10.56       96     10.67      103     11.06       63      9.83%
  Commercial loans, other      38      1.98%       8       .91       32      2.49       --        --       --        --
  Consumer, including home
   equity loans                36      6.68%      30      5.96       22      8.17       19     10.61       15     12.12%
                            -------------------------------------------------------------------------------------------
      Total allowance for
       loan losses          $ 501    100.00%   $ 498    100.00%   $ 445    100.00%   $ 310    100.00%   $ 277    100.00%
                            ===========================================================================================

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 1997, the Bank's liquidity ratio was 56.05%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

      Interest income from investments in various types of liquid assets provides a significant source of revenue for the Bank. In the late 1980s, the Bank maintained its conservative underwriting standards in an effort to avoid asset quality problems and chose instead to invest excess liquidity in its investment portfolio. The Bank's short-term investments include United States Treasury securities and United States Agency securities, commercial paper, bank certificates of deposits, equity securities, short-term corporate debt securities and overnight federal funds. The balance of the securities investments maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments.

      The Bank purchases securities through a primary dealer of United States Government obligations or such other securities dealers authorized by the Board of Directors and requires that the securities be delivered to the safekeeping agent (First National Bank of Boston) before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the Board of Directors.

      All securities and investments are recorded on the books of the Bank in accordance with generally accepted accounting principles. The Bank does not purchase securities and investments for trading. Effective October 1, 1994, the Bank implemented SFAS 115. Available-for-sale securities are reported at fair value with unrealized gains or losses reported as a separate component of net worth. All purchases of securities and investments conform to the Bank's interest rate risk policy.

      The following tables sets forth the scheduled maturities, carrying amounts, average yields, amortized cost and market value for the Bank's investment securities at September 30, 1997.

                                                                      September 30, 1997
                            ------------------------------------------------------------------------------------------------------
                            One Year or Less                                           More than Ten
                                  Years        One to Five Years  Five to Ten Years        Years        Total Investment Portfolio
                            -----------------  -----------------  -----------------  -----------------  --------------------------
                            Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Market
                             Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield   Amount
                            --------  -------  --------  -------  --------  -------  --------  -------  --------  -------  -------
                            (Dollars in thousands)

U.S. Government
 Obligations.............   $ 6,809    5.85%   $ 6,814    6.31%   $ 1,000    6.13%   $     --      --%   $ 14,623   6.09%  $14,634
Mortgage-backed
 Securities..............        --      --         --      --        583    5.05       2,828    7.51       3,411   7.09     3,434
Corporate Notes and
 Bonds...................     5,407    6.46      3,794    7.91      1,092    8.35          --      --      10,293   7.20    10,302
                            -------            -------            -------            --------            --------          -------
      Total..............   $12,216    6.12     10,608    6.89    $ 2,675    6.80    $  2,828    7.51      28,327   6.62    28,370
                            =======            =======            =======            ========            ========          =======
Marketable Equity
 Securities..............                                                                                   7,670   4.87     7,670
FHLB Stock...............                                                                                     405   5.67       405
                                                                                                         --------          -------
      Total Investment
       Portfolio.........                                                                                $ 36,402   6.24   $36,445
                                                                                                         ========          =======

                                                                    September 30, 1997
                                            -------------------------------------------------------------------
                                                   Available-for-Sale                  Held-to-Maturity
                                            --------------------------------   --------------------------------
                                            Amortized   Market                 Amortized   Market
                                              Cost       Value    Percent(1)     Cost       Value    Percent(2)
                                            ---------   -------   ----------   ---------   -------   ----------
                                                                  (Dollars in thousands)

Investment securities(3):
  U.S. government obligations............    $11,486    $11,529      45.3%     $ 3,095     $ 3,104      29.4%
  Other bonds and obligations............      3,448      3,468      13.6        6,824       6,834      64.9
  Marketable equity securities...........      7,087      7,670      30.1           --          --        --
  Mortgage-backed securities(4)..........      2,755      2,814      11.0          597         621       5.7
                                             ----------------------------------------------------------------
      Total Investment Portfolio.........    $24,776    $25,481     100.0%     $10,516     $10,559     100.0%
                                             ================================================================

                                                                     September 30,
                                              -----------------------------------------------------------
                                                    1997                 1996                 1995
                                              -----------------    -----------------    -----------------
                                              Amount    Percent    Amount    Percent    Amount    Percent
                                              -------   -------    -------   -------    -------   -------
                                                                 (Dollars in thousands)
Investment securities(3):
  U.S. government obligations............     $14,624     40.6%    $25,486     55.9%    $19,301     54.3%
  Other bonds and obligations............      10,292     28.6      10,440     22.9       7,732     21.7
  Marketable equity securities...........       7,670     21.3       6,764     14.9       6,583     18.5
  Mortgage-backed securities(4)..........       3,411      9.5       2,863      6.3       1,960      5.5
                                              -----------------------------------------------------------
      Total Investment Portfolio.........     $35,997    100.0%    $45,553    100.0%    $35,576    100.0%
                                              ===========================================================

-------------------
<F1>  As a percentage of market value.

<F2>  As a percentage of amortized cost.

<F3>  Includes $4.2 million invested in Bank Investment Fund One, a mutual bond fund offered by the Co-operative Central Bank, a quasi-governmental agency, and does not include interest-earning overnight deposits of $1,352,403 or Federal Home Loan Bank Stock of $405,200.

<F4>  Consists of collateralized mortgage obligations, GNMA and FHLMC certificates.

Deposit Activity and Other Sources of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes.

      Deposits. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including passbook savings, NOW accounts, demand deposits, money market accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      The Bank's policies are designed primarily to attract deposits from local residents and businesses rather than to solicit deposits from areas outside its primary market. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      Management attributes the net decrease in deposits before interest credited in recent years primarily to the interest rates offered by the Bank as compared to alternative investments and increased competition from other financial institutions.

      The following table sets forth the various types of deposit accounts at Falmouth and the balances in these accounts at September 30, 1997.

                                                                      At September 30,
                            -----------------------------------------------------------------------------------------------------
                                  1997                 1996                 1995                 1994                 1993
                            -----------------    -----------------    -----------------    -----------------    -----------------
                            Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                            -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
                                                                    (Dollars in thousands)

Savings deposits            $15,828     21.9%    $13,986     21.1%    $13,921     21.5%    $16,092     24.2%    $16,596     24.6%
NOW accounts                  6,983      9.7       5,674      8.5%      5,562      8.6%      5,261      7.9%      5,161      7.6
Money market deposits         9,111     12.6       7,770     11.7%      8,441     13.0%     10,268     15.5%     10,825     16.0
                            -----------------------------------------------------------------------------------------------------
      Total                  31,922     44.2      27,430     41.3%     27,924     43.1%     31,621     47.6%     32,582     48.2
                            =====================================================================================================

Demand deposits               3,136      4.4         947      1.4%        701      1.1%        141      0.2%         --       --
Certificates of deposit      37,133     51.4      38,066     57.3%     36,157     55.8%     34,666     52.2%     34,989     51.8
                            -----------------------------------------------------------------------------------------------------
      Total deposits        $72,191   100.00%    $66,443    100.0%    $64,782    100.0%    $66,428    100.0%    $67,571    100.0%
                            =====================================================================================================

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1997.


            Maturity Period                  Certificates of Deposit
            ---------------                  -----------------------
                                                 (In thousands)

            0-12 months...................           $ 3,587
            1-2 years.....................               770
            2-3 years.....................                --
                                                     -------
            Total.........................           $ 4,357

      The following table sets forth the deposit activity, exclusive of mortgage escrow accounts, of the Bank for the periods indicated.

                                                                Years Ended September 30,
                                                 --------------------------------------------------------
                                                   1997        1996        1995        1994        1993
                                                 --------    --------    --------    --------    --------
                                                                     (In thousands)

Deposits......................................   $179,911    $153,704    $ 84,785    $ 70,679    $ 73,404
Withdrawals...................................    176,904     155,067      88,973      73,950      76,675
                                                 --------------------------------------------------------

      Net increase (decrease) before interest
       credited...............................      3,007      (1,363)     (4,188)     (3,271)     (3,271)
Interest credited.............................      2,740       2,786       2,542       2,128       2,461
                                                 --------------------------------------------------------
      Net increase (decrease) in deposits.....   $  5,747    $  1,423    $ (1,646)   $ (1,143)   $   (810)
                                                 ========================================================

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB would be secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had no FHLB advances outstanding at September 30, 1997.

      The FHLB of Boston functions as a central reserve bank providing credit for savings institutions and certain other financial institutions. As a member, the bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by the United States) provided certain standards related to creditworthiness have been met.

Competition

      The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area which generally have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, other thrift institutions, mortgage bankers, mortgage brokers and insurance companies. Management considers the Bank's competitors in its market area to consist of 15 branches of financial institutions headquartered outside of its market area. The Bank is the only independent financial institution headquartered in Falmouth.

Employees

      At September 30, 1997, the Bank had 26 full-time and 6 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following is a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service since 1975. For federal income tax purposes, after the Reorganization, Bancorp and the Bank may file consolidated income tax returns and report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

      Tax Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Tax Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Tax Act on the Bank is discussed below. Prior to the enactment of the 1996 Tax Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, was permitted to be computed using an amount based on a six-year moving average of the Bank's charge-offs for actual losses (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method. Each year the Bank reviewed the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserves, which historically has been the PTI Method.

      The 1996 Tax Act. Under the 1996 Tax Act, the PTI Method was repealed for savings institutions and the Bank will be required to use only the Experience Method of computing additions to its bad debt reserves for taxable years beginning with the taxable year beginning October 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six year period the excess of the balance of its bad debt reserves for losses on nonqualifying and qualifying loans as of September 30, 1996 over the greater of
(a) the balance of such reserves as of September 30, 1988 or (b) an amount that would have been the balance of such reserves as of September 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the Bank's two successive taxable years beginning October 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding October 1, 1996. The Bank's post-September 30, 1988 nonqualifying and qualifying bad debt reserves at September 30, 1997 was approximately $239,000 which will require the Bank to report an additional tax liability of approximately $98,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

      Distributions. Under the 1996 Tax Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of September 30, 1988) and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non- dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2 million is imposed on corporations, including the Bank, whether or not an AMT is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from domestic corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if Bancorp and the Bank own more than 20% of the stock of a corporation paying a dividend.

State Taxation

      Massachusetts Taxation. The Bank currently files a separate Massachusetts excise tax return, based on net income. Prior to July, 1995, the Bank was subject to an annual Massachusetts excise (income) tax equal to 12.54% of its pre-tax income. In 1995, legislation was enacted to reduce the Massachusetts bank excise (income) tax rate and to allow Massachusetts-based financial institutions to apportion income earned in other states. Further, this legislation expands the applicability of the tax to non-bank entities and out-of-state financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 11.32% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be gradually reduced over the next few years so that the Bank's tax rate will become 10.5% by March 31, 2000. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. No deductions, however, are allowed for dividends received until July 1, 1999. In addition, carryforwards and carrybacks of net operating losses are not allowed.

      The Bank's active subsidiary, Falmouth Securities Corporation, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. Falmouth Securities Corporation has applied to the Massachusetts Department of Revenue to qualify as a "security corporation" under Massachusetts law, qualifying it to take advantage of the 1.32% income tax rate on gross income applicable to companies that are so classified.

      The Bank and the Company are not permitted to file a combined Massachusetts excise tax return. The Company will be subject to Massachusetts corporate excise tax, which is determined by two measures: (1) the income measure, a tax of 9.5% on net income attributable to Massachusetts; and (2) the non-income measure, a tax of $2.60 per $1,000 imposed on either (a) tangible property, if the corporation is a tangible property corporation, or (b) net worth, if the corporation is an intangible property corporation. Unlike the definition of net income for purposes of the Bank's taxation, net operating loss carryovers and a 95% dividends received deduction for intercompany dividends is permissible for corporations.

      For additional information regarding taxation, see Note 7 of the Notes to Financial Statements.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


                           REGULATION AND SUPERVISION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts whose deposits are insured by the BIF of the FDIC, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Division of Banks. In addition, the FDIC levies assessments or deposit insurance premiums and is vested with authority to supervise the Bank and to exercise a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance fund, not the Company's stockholders.

      The following references to the laws and regulations under which the Bank is regulated are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks") are required to maintain minimum levels of capital. State non-member banks must satisfy a leverage capital ratio of Tier 1 capital to total assets of at least 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and is in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets.

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework designed to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off- balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. Under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers, are assigned a risk weight of 50%. Consumer loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%.

      State non-member banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, preferred stock with a maturity of over 20 years, and certain other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions.

      The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to the risks of changes in interest rates in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank, and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and to require an explicit capital component for interest rate risk.

      The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 1997. The Bank exceeded the minimum capital adequacy requirements at September 30, 1997.

                                               At September 30, 1997
                                 -------------------------------------------------
                                                                         Percent
                                 Capital    Percent of      Capital         of
                                 Amount     Assets(1)     Requirement    Assets(1)
                                 -------    ----------    -----------    ---------
                                               (Dollars in thousands)

Tier 1 leverage capital          $22,390      23.64%        $3,789         4.00%
Tier 1 risk-based capital         22,390      41.36          2,166         4.00
Total risk-based capital          22,891      42.28          4,331         8.00

-------------------
<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

Enforcement

      The FDIC has extensive enforcement authority over insured co-operative banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
(iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Deposit Insurance

      The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The Bank's assessment rate is currently 0 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions like the Bank to assist in the payment of FICO bonds.

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits and for the semi-annual period beginning on July 1, 1997 was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits.

      Under the Federal Deposit Insurance Act (the "FDI Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates and Insiders

      Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank but does not include a subsidiary of the bank. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, most extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. Section 23B requires that any covered transaction, and certain other transactions, including the bank's sale of assets and purchase of services from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would prevail in a comparable transaction with a non-affiliate.

      Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a holder of more than 10% of the shares of a bank, as well as certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of an institution's unimpaired capital and surplus) and all loans to all such persons in the aggregate may not exceed an institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than the lesser of $25,000 or 5% of capital and surplus but in any event over $500,000, to a director, executive officer and greater than 10% stockholder of a bank, and the respective affiliates of such a person, unless such loans are approved in advance by a majority of the board of directors of the bank, with any "interested" director not participating in the voting. Further, the FRB pursuant to Regulation O requires that loans to directors, executive officers and principal stockholders
(a) be made on terms substantially the same as those that are offered in comparable transactions to persons not affiliated with the bank and (b) follow credit underwriting procedures not less stringent than those prevailing for comparable transactions with persons not affiliated with the bank. Regulation O also prohibits a depository institution from paying, with certain exceptions, an overdraft of any of the executive officers or directors of the institution or any of its affiliates unless the overdraft is paid pursuant to written pre-authorized extension of interest-bearing extension of credit or transfer of funds from another account at the bank.

      State chartered non-member banks are further subject to the requirements and restrictions against certain tying arrangements and on extensions of credit involving correspondent banks. Specifically, a depository institution is prohibited from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. In addition, a depository institution with a correspondent banking relationship with another depository institution is prohibited from extending credit to the executive officers, directors, and holders of more than 10% of the stock of the other depository institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Real Estate Lending Policies

      Under FDIC regulations which became effective March 19, 1993, state-chartered nonmember banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

      The Interagency Guidelines, among other things, call upon a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Standards for Safety and Soundness

      Under FDICIA, each federal banking agency is required to prescribe, by regulation, safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee compensation, fees, and benefits, asset quality and earnings sufficiency. These standards are in the form of broad guidelines for performance that generally leave to each institution the methods for achieving the objectives. The Bank believes it meets the FDIC's safety and soundness standards.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institution. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 1997, of $405,200.

      The FHLB of Boston serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers policies and procedures established by the FHFB and the Board of Directors of the FHLB of Boston. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3.0% on the first $52 million of net transaction accounts, above an exempt amount of $4.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1997, the Bank met its reserve requirements.


Massachusetts Banking Laws and Supervision

      Massachusetts co-operative banks such as the Bank are also regulated and supervised by the Division of Banks. The Division of Banks is required to regularly examine each state-chartered bank. The approval of the Division of Banks is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Division of Banks is subject to sanctions. The Division of Banks may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

      All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank and are subject to its assessments. The Co-operative Central Bank maintains the Share Insurance Fund, a private deposit insurer, which insures all deposits in member banks in excess of FDIC deposit insurance limits. In addition, the Co-operative Central Bank acts as a source of liquidity to its members in supplying them with low-cost funds, and purchasing certain qualifying obligations from them.

      Major changes in Massachusetts law in 1982 and 1983 substantially expanded the powers of co-operative banks. Their powers were made virtually identical to those of state-chartered commercial banks. The powers which Massachusetts-chartered co-operative banks can exercise under these laws are summarized below.

      Lending Activities. A wide variety of mortgage loans may be made. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Mortgage loans may be made on real estate in Massachusetts or in another New England state if the bank making the loan has an office there or under certain other circumstances. In addition, certain mortgage loans may be made on improved real estate located anywhere in the United States. Commercial loans may be made to corporations and other commercial enterprises with or without security. With certain exceptions, such loans may be made without geographic limitations. Consumer and personal loans may be made with or without security and without geographic limitations. Loans to individual borrowers generally will be limited to 20% of the total of the Bank's capital accounts and stockholders' equity.

      Investments Authorized. Massachusetts-chartered co-operative banks have broad investment powers under Massachusetts law, including so-called "leeway" authority for investments that are not otherwise specifically authorized. The investment powers authorized under Massachusetts law are restricted by federal law to permit only investments of the kinds that would be permitted for national banks. The Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

      Payment of Dividends. A co-operative bank only may pay dividends on its capital stock if such payment would not impair the bank's capital stock and surplus account. No dividends may be paid to stockholders of a bank if such dividends would reduce stockholders' equity of the bank below the amount of the liquidation account required by Massachusetts conversion regulations.

      Branches. With the approval of the Division of Banks, bank branches may be established in any city or town in Massachusetts. In addition, co-operative banks may operate automated teller machines at any of their offices or, with the approval of the Division of Banks, anywhere in Massachusetts. Sharing of ATMs or "networking" is also permitted with the approval of the Division of Banks. Massachusetts chartered co-operative banks may also operate ATMs outside of Massachusetts if permitted to do so by the law of the jurisdiction in which the ATM is located.

      Interstate Acquisitions. In 1996, the Massachusetts legislature passed a new interstate banking statute in anticipation of the June 1, 1997 effective date of the federal interstate banking law. Pursuant to this statute, an out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by (i) merging with a Massachusetts bank that has been in existence for at least three years, (ii) acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank, or (iii) opening such branches de novo. Massachusetts banks' ability to exercise similar interstate banking powers in other states depends upon the laws of the other states. For example, according to the law of the bordering state of New Hampshire, out-of-state banks may acquire New Hampshire banks by merger, but may not establish de novo branches in New Hampshire.

      Other Powers. Massachusetts-chartered co-operative banks may also lease machinery and equipment, act as trustee or custodian for tax qualified retirement plans, establish trust departments and act as professional trustee or fiduciary, provide payroll services for their customers, issue or participate with others in the issuance of mortgage-backed securities and establish mortgage banking companies and discount securities brokerage operations. Some of these activities require the prior approval of the Division of Banks.

Regulation of Holding Company

      Federal Regulation. The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for the Bank.

      The Company is required to obtain the prior approval of the FRB and the Massachusetts Board of Bank Incorporation ("BBI") to acquire all, or substantially all, of the assets or any bank of bank holding company. Prior FRB and BBI approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      Bancorp will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of Bancorp's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

      The status of Bancorp as a registered bank holding company under the BHCA will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      In addition, a bank holding company is prohibited generally from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are: (i) making or servicing loans; (ii) performing certain data processing services;
(iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

      Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Bancorp ever acquired as a separate subsidiary a depository institution in addition to the Bank. There are no current plans for such an acquisition.

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Bank, Bancorp, any subsidiary of Bancorp and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act") . The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


ITEM 2.  DESCRIPTION OF PROPERTY.

      The following table sets forth certain information at September 30, 1997 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.

                                                                    Net Book Value
                               Year Completed                      at September 30,
                                or Acquired      Square Footage          1997
                               --------------    --------------    ----------------

Main Office:                        1978             10,696            $282,106
 20 Davis Straits
 Falmouth, MA 02540

Branch Offices:

  North Falmouth, MA                1997                400              23,321
  91 County Rd.
  N. Falmouth, MA 02556

  East Falmouth, MA                 1997              2,200             354,308
  775 E. Falmouth Hwy
  E. Falmouth, MA 02536

      At September 30, 1997, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its office totaled $1.0 million. For more information, see Note 5 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

      Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II


ITEM 5.  MARKET FOR THE BANK'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The following information included in the Falmouth Bancorp, Inc. 1997 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Bank's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information included in the Falmouth Bancorp, Inc.1997 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds, i.e., deposit liabilities, increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upwards. Banking institutions generally have sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

      The term "interest rate sensitivity" refers to those assets and liabilities which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions historically have operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets in the short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

      In order to properly manage interest rate risk, the Bank's Board of Directors has an Executive Committee to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board of Directors that will enhance income while managing the Bank's vulnerability to changes in interest rates and report to the Board of Directors the results of the strategies used.

      Since the mid 1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank did not retain fixed rate loans with terms in excess of 15 years in its portfolio. Beginning in March, 1995, the Bank retained a portion of its fixed rate loans with terms in excess of 15 years in the portfolio. At September 30, 1997, the Bank's loan portfolio included $26.0 million of adjustable-rate mortgages and $2.8 million of adjustable-rate home equity loans which together represent 53.0% of the Bank's total loans.

      In order to increase the interest rate sensitivity of its assets, the Bank has also maintained a consistent level of investment securities and other assets of maturities of three years or less. At September 30, 1997, the Bank had $15.7 million of investment securities maturing within one year or less and $12.7 million of investment securities maturing over one through five years.

      In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Interest Rate Sensitivity Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997 which are expected to mature or reprice in each of the time periods shown. The investment securities and mortgage backed securities in the following table are presented at amortized cost.

                                                                 At September 30, 1997
                                                 -------------------------------------------------------
                                                             Over One    Over Five
                                                 One Year    Through      Through    Over Ten
                                                 or Less    Five Years   Ten Years    Years      Total
                                                 --------   ----------   ---------   --------   --------
Interest-earning assets:
  Investment securities.....................     $ 15,744    $ 10,581     $ 2,073    $     --   $ 28,398
  Mortgage-backed securities................           --          --         583       2,769      3,352
  Other interest-earning assets.............        1,395       4,233          --          --      5,628
  Adjustable rate 1-4 family loans..........       12,466      12,374       1,178          --     26,018
  Fixed rate 1-4 family loans...............          258         690       2,023      18,886     21,857
  Commercial real estate loans..............        4,418         631          --         113      5,162
  Consumer and commercial loans.............        1,223         122          --          --      1,345
                                                 -------------------------------------------------------
      Total.................................     $ 35,504    $ 28,631     $ 5,857    $ 21,768   $ 91,760
                                                 =======================================================
Interest-bearing liabilities:
  Certificates of deposit...................     $ 29,826    $  7,292     $    --    $     15   $ 37,133
  Money market accounts.....................        9,111          --          --          --      9,111
  NOW accounts..............................        6,983          --          --          --      6,983
  Passbook accounts.........................       15,828          --          --          --     15,828
  ESOP loan.................................           --         742          --          --        742
                                                 -------------------------------------------------------
      Total.................................     $ 61,748    $  8,034     $    --    $     15   $ 69,797
                                                 =======================================================
  Interest sensitivity gap..................      (26,244)     20,597       5,857      21,753     21,963
  Cumulative interest sensitivity gap.......      (26,244)     (5,647)        210      21,963
  Ratio of cumulative gap to total assets...      (27.23%)      (5.86%)       .22%      22.80%

      Management believes the current one-year gap of negative 27.23% presents a risk to net interest income should a sustained increase occur in the current level of interest rates. If interest rates increase, the Bank's negative one-year gap should cause the net interest margin to decrease. A conservative rate-gap policy provides a stable net interest income margin. Accordingly, management emphasizes a structured schedule of investments spread by term to maturity with greater emphasis on maturities of one year or less. The preceding table utilized no assumptions or adjustments regarding prepayment of loans and decay rates based upon Falmouth's actual experience. Accordingly, it is possible that the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

      Certain shortcomings are inherent in the method of analysis presented. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in the Bank's portfolio contain conditions which restrict the periodic change in interest rate.

Average Balances, Interest and Average Yields

      The following tables set forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from monthly balances. Management does not believe that the use of monthly balances instead of daily balances has caused any material difference in the information presented. Interest earned on loan portfolios is net of reserves for uncollected interest.


                                                                     Year Ended September 30,
                                    --------------------------------------------------------------------------------------------
                                                1997                            1996                             1995
                                    ----------------------------    ----------------------------    ----------------------------
                                                         Average                         Average                         Average
                                    Average              Yield/     Average              Yield/     Average              Yield/
                                    Balance   Interest    Cost      Balance   Interest    Cost      Balance   Interest    Cost
                                    -------   --------   -------    -------   --------   -------    -------   --------   -------

Assets:
Interest-earning assets:
Loans, net:
  Mortgages                         $43,301    $3,416      7.89%    $32,693    $2,573      7.87%    $26,867    $2,113      7.86%
  Consumer and other                  3,987       360      9.03       3,694       393     10.64       3,377       313      9.27
                                    -------    ------               -------    ------               -------    ------
Total loans, net                     47,288     3,776      7.99      36,387     2,966      8.15      30,244     2,426      8.02
Investments                          34,120     2,085      6.11      37,086     2,154      5.81      34,096     2,031      5.96
Other earning assets                  7,372       398      5.40       7,203       456      6.33       5,633       358      6.36
                                    -------    ------               -------    ------               -------    ------
Total interest-earning assets        88,780     6,259      7.05      80,676     5,576      6.91      69,973     4,815      6.88%
                                               ------                          ------                          ------
Cash and due from banks               1,161                           1,080                             910
Other assets                          1,417                           1,387                           1,461
                                    -------                         -------                         -------
Total assets                        $91,358                         $83,143                         $72,344
                                    =======                         =======                         =======

Liabilities:
Interest-bearing liabilities:
Deposits:
  Savings deposits                  $14,118    $  360      2.55%    $13,829    $  366      2.65%    $14,143    $  357      2.53%
  NOW                                 5,690        54       .95       5,972        73      1.22       4,930        74      1.50
  Money market deposits               8,303       254      3.06       8,081       259      3.21       8,879       288      3.24
  Certificates of deposit            37,603     2,060      5.48      37,198     2,100      5.65      35,386     1,768      5.00
  Borrowed money                        785        66      8.41         429        35      8.16          --        --        --
                                    -------    ------               -------    ------               -------    ------
      Total interest-bearing
       liabilities                   66,499     2,794      4.20      65,509     2,833      4.32%     63,338     2,487      3.93%
                                                         ------                ------                          ------
Non-interest bearing liabilities      2,617                           1,375                           1,008
                                    -------                         -------                         -------
Total liabilities                    69,116                          66,884                          64,346
Stockholders' equity                 22,242                          16,259                           7,998
                                    -------                         -------                         -------
      Total liabilities and
       stockholders' equity         $91,358                         $83,143                         $72,344
                                    =======                         =======                         =======
Net interest and dividend income               $3,465                          $2,743                          $2,328
                                               ======                          ======                          ======
Interest rate spread                                       2.85%                           2.59%                           2.95%

Net interest margin                                        3.90%                           3.40%                           3.33%
Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                                     133.51%                         123.15%                         110.48%

Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume.

                                                       Year Ended September 30,
                                         ------------------------------------------------------
                                               1997 vs. 1996                1996 vs. 1995
                                            Increase (Decrease)          Increase (Decrease)
                                                  Due To                       Due To
                                         -------------------------    -------------------------
                                         Volume    Rate     Total     Volume    Rate     Total
                                         ------   -------   ------    ------   -------   ------
                                                            (In thousands)

Interest-earning assets:
  Loans                                  $  869   $  (59)   $  810    $  494   $    46   $  540
  Investments                              (167)      40      (127)      277       (56)     221
                                         ------------------------------------------------------
      Total interest-earning assets         702      (19)      683       771       (10)     761
                                         ------------------------------------------------------

Interest-bearing liabilities:
  Savings deposits                            8      (14)       (6)       (8)       16        8
  NOW                                        (3)     (16)      (19)       14       (15)      (1)
  Money Market deposits                       7      (12)       (5)      (27)       (2)     (29)
  Certificates of Deposit                    23      (63)      (40)       98       234      332
  ESOP loan                                  29        2        31        35        --       35
                                         ------------------------------------------------------
    Total interest-bearing liabilities       64     (103)      (39)      112       233      345
                                         ------------------------------------------------------
Net change in net interest income        $  638   $   84    $  722    $  659    $ (243)  $  416
                                         ======================================================

Impact of New Accounting Standards

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transactions that are secured borrowings. SFAS No. 125 is effective for transfers occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB State No. 125, an Amendment of FASB Statement No. 125." In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which provides for the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 simplifies the computation of earnings per share for common stock and potential common stock. The adoption of SFAS Nos. 125, 127 and 128 is not expected to have a material effect on the Bank's or the Company's future financial condition, results of operations or reported results of operations.

      In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Accounting principles generally require all recognized revenue, expenses, gains and losses to be included in net income. Various FASB statements, however, require companies to report certain changes in assets and liabilities as a separate component of the equity section of the balance sheet such as unrealized gains and losses on available for sale securities. This such item, along with net income, is a component of comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company.

      Also, in June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and is not expected to have a material effect on the Company. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      SFAS 131 also requires companies to report information about the way that the operating segments were determined, the product and services provided by the operating segments, differences between the measurements used in reporting segment information and those used by the company in its general purpose financial statements, and changes in the measurement of segment amounts from period to period.

Year 2000

      All of the material data processing of the Bank that could be affected by this potential Year 2000 problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it expects to resolve any Year 2000 issues by December 31, 1998. However, if the service bureau is unable to solve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank.

      Internally, the Bank has determined that continued monitoring of the progress made by outside vendors will be key to a successful move into the next millennium. The Bank does not believe that the costs associated with its actions and those of its vendors will be material.

      An FDIC off-site examinations was conducted on September 9, 1997 and based upon the examination results, the Bank was considered to be (1) aware of the Year 2000 issues; (2) advanced in reviewing the issues with outside vendors; (3) advanced in evaluating internal software and hardware; (4) in compliance with Year 2000 Director awareness; and (5) making progress with its Year 2000 action plan.

ITEM 7.  FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference: "Financial Statements and Notes to Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK

      (a)   Directors of the Bank
            ---------------------

      The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 -- Election of Directors."

      (b)   Principal Officers of the Company and the Bank
            ----------------------------------------------

      The following information included in the Proxy Statement is incorporated herein by reference: "Management of the Company."

      (c)   Compliance with Section 16 (a) of the Exchange Act
            --------------------------------------------------

      The following information included in the Proxy Statement is incorporated herein by reference: "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 -- Election of Directors -- Directors' Compensation," "-- Summary Compensation Table," "-- Certain Employee Benefit Plans and Employment Agreement" and "-- Transactions with Certain Related Persons."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K

      (a)   (1)   The following financial statements included in the 1997
                  Annual Report are incorporated herein by reference:

            Balance Sheets -- At September 30, 1997 and 1996;
            Statements of Income -- Years Ended September 30, 1997, 1996 and
             1995;
            Statements of Changes in Stockholders' Equity -- Years Ended
             September 30, 1997, 1996 and 1995;
            Statements of Cash Flows -- Years Ended September 30, 1997, 1996
             and 1995; and
            Notes to Financial Statements -- Years Ended September 30, 1997,
             1996 and 1995

      (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

             3.1   Certificate of Incorporation of Falmouth Bancorp, Inc.(1)

             3.2   By-laws of Falmouth Bancorp, Inc.(1)

             4.3   Specimen Stock Certificate of Falmouth Bancorp, Inc.(1) .
                   10.1 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc.(1)

            10.2 1997 Recognition and Retention Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc.(1)

            10.3 Agreement and Plan of Reorganization by and among Falmouth Co-operative Bank and Falmouth Bancorp, Inc., dated November 25, 1997 (1)

            10.4 Employment Agreement by and between Falmouth Co-operative Bank and Santo Pasqualucci.(1)

            10.5 Employment Agreement by and between Falmouth Co-operative Bank and George Young.(1)

            10.6   Falmouth Co-operative Bank Employee Stock Ownership Plan.(1)

            10.7   Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)

            13 Annual Report to Stockholders for the Year Ended September 30, 1997.

            14     1997 Proxy Statement to Stockholders, dated December 23,
                   1997.(2)

            21     Subsidiaries of the Registrant.

            27     Financial Data Schedule.*

-------------------
(1) Incorporated herein by reference Registration Statement on Form S-4 (Registration No. 333- 16931), as filed with the Securities and Exchange Commission on November 27, 1996.

(2) Incorporated by reference, to Schedule 14A filed with the Securities and Exchange Commission on December 23, 1997.

*     Filed in electronic format only.


b.    Reports on Form 8-K.

      None.


      This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments.



                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALMOUTH BANCORP, INC.

By: /s/ Santo P. Pasqualucci
    -------------------------------------------
        Santo P. Pasqualuuci
        President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Name                                      Title                            Date
----------------------------------      ---------------------------------------     ------------------

/s/ Santo P. Pasqualucci                Director, President and Chief Executive     December 16, 1997
----------------------------------      Officer (Principal executive officer)
    Santo P. Pasqualucci

/s/ George E. Young, III                Vice President and Chief Financial          December 16, 1997
----------------------------------      Officer (Principal financial officer)
    George E. Young, III

/s/ John W. Holland, Jr.                Director                                    December 16, 1997
----------------------------------
    John W. Holland, Jr.

/s/ James A. Keefe                      Director                                    December 16, 1997
----------------------------------
    James A. Keefe

/s/ Gardner L. Lewis                    Director                                    December 16, 1997
----------------------------------
    Gardner L. Lewis

/s/ John J. Lynch, Jr.                  Director                                    December 16, 1997
----------------------------------
    John J. Lynch, Jr.

/s/ Ronald L. McLane                    Director                                    December 16, 1997
----------------------------------
    Ronald L. McLane

/s/ Eileen C. Miskell                   Director                                    December 16, 1997
----------------------------------
    Eileen C. Miskell

/s/ Robert H. Moore                     Director                                    December 16, 1997
----------------------------------
    Robert H. Moore

/s/ Walter A. Murphy                    Director                                    December 16, 1997
----------------------------------
    Walter A. Murphy

/s/ William E. Newton                   Director                                    December 16, 1997
----------------------------------
    William E. Newton

/s/ Armand Ortins                       Director                                    December 16, 1997
----------------------------------
    Armand Ortins