Form 10QSB
period 1997-12-31
FALMOUTH BANCORP INC
filed 1998-02-04
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 01-13465


                             Falmouth Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                              04-3337685
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


                      20 Davis Straits, Falmouth, MA 02540
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (508) 548-3500
              (Registrant's telephone number including area code)


                                       NA
              (Former name, former address and former fiscal year,
                          if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                               Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
                       Class                         December 31, 1997
                       -----                         -----------------

           Common Stock, Par Value $.01                   1,454,750


                Transitional small business disclosure formate:
                               Yes  [ ]    No  [X]



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB




                                                                                Page

PART I.   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Financial Condition December 31, 1997
          and September 30, 1997                                                1

          Consolidated Statements of Income For Three Months Ended December
          31, 1997 and 1996                                                     2

          Consolidated Statements of Changes in Stockholders' Equity For
          Three Months Ended December 31, 1997 and 1996                         3

          Consolidated Statements of Cash Flows For Three Months Ended
          December 31, 1997 and 1996                                            4

          Notes To Consolidated Financial Statements                            5-6

Item 2    Management's Discussion and Analysis of Financial Condition           7-10


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                     11

Item 2    Changes in Securities                                                 11

Item 3    Defaults Upon Senior Securities                                       11

Item 4    Submission of Matters to a Vote of Common Shareholders                11

Item 5    Other Information                                                     11

Item 6    Exhibits and Reports on 8-K                                           11

          Signatures



Part I. Item I.

                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                           1997            1997
                                                                       ------------    -------------
                                                                       (unaudited)

Assets
------
  Cash and due from banks                                              $    359,484    $  2,563,517
  Federal funds sold                                                      4,265,946       1,352,403
                                                                       ----------------------------
  Total cash and cash equivalents                                         4,625,430       3,915,920
  Investment securities                                                  29,489,448      35,996,739
  Federal Home Loan Bank stock, at cost                                     405,200         405,200
  Loans, net                                                             59,565,174      53,881,171
  Premises and equipment                                                  1,591,194         999,707
  Investments in Real Estate                                                796,500             ---
  Accrued Interest Receivable                                               600,257         614,289
  Cooperative Central Bank Reserve Fund Deposit                             285,680         285,680
  Other assets                                                              204,640         292,478
                                                                       ----------------------------
      Total assets                                                     $ 97,563,523    $ 96,391,184
                                                                       ============================

Liabilities and Stockholders' Equity:
-------------------------------------
Liabilities:
  Demand deposits                                                      $  3,146,100    $  3,136,116
  Savings and NOW deposits                                               30,231,476      31,922,355
  Time deposits                                                          39,022,487      37,132,618
                                                                       ----------------------------
      Total deposits                                                     72,400,063      72,191,089
  Deferred income taxes                                                     292,623             ---
  Repurchase agreements                                                     341,157             ---
  Other liabilities                                                         305,493         652,656
  Due to broker                                                                   0               0
  Income taxes payable                                                      146,649             ---
  Treasury tax and loan account                                                 597             ---
  Employee Stock Ownership Plan loan                                        720,102         741,923
                                                                       ----------------------------
      Total liabilities                                                  74,206,684      73,585,668
                                                                       ----------------------------
  Stockholders' equity:
    Preferred stock, par value $.01 per share, authorized 500,000 shares; none issued
    Common stock, par value $.01 per share, authorized 2,500,000
     shares; issued and outstanding 1,454,750 shares                         14,547         145,475
    Common stock purchased under RRP                                        (38,449)            ---
  Paid-in capital                                                        13,885,017      13,651,570
  Retained earnings                                                       9,613,257       9,334,011
  Employee Stock Ownership Plan loan                                       (720,102)       (741,923)
  Net unrealized holding gain on available-for-sale securities              602,569         416,383
                                                                       ----------------------------
      Total stockholders' equity                                         23,356,839      22,805,516
                                                                       ----------------------------
      Total liabilities and stockholders' equity                       $ 97,563,523    $ 96,391,184
                                                                       ============================


            See Notes to Consolidated Condensed Financial Statements



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                        (Unaudited)
                                                              Three Months Ended December 31,
                                                                  1997              1996
                                                              -------------     -------------

Interest and dividend income:
  Interest and fees on loans                                   $ 1,130,735       $   852,345
  Interest and dividends on investment securities                  557,824           658,087
  Interest on short-term investments                                48,128            24,311
                                                               -----------------------------
      Total interest and dividend income                         1,736,687         1,534,743
                                                               -----------------------------
Interest expense:
  Interest expense on deposits                                     710,036           703,094
  Interest expense on borrowings                                    16,957               ---
                                                               -----------------------------
      Total interest expense                                       726,993           703,094
                                                               -----------------------------
      Net interest and dividend income                           1,009,694           831,649
  Provision for possible loan losses                                   ---               ---
                                                               -----------------------------
      Net interest income after provision for possible
       loan losses                                               1,009,694           831,649
                                                               -----------------------------
Other income:
  Service charges                                                   18,933            12,322
  Other fee income                                                  10,362             9,115
  Gain (loss) on sale of investment securities, net                 97,852                (1)
  Other non-interest income                                         35,043            26,567
                                                               -----------------------------
      Total other income                                           162,190            48,003
                                                               -----------------------------
Other expense:
  Salaries and employee benefits                                   343,769           315,628
  Deposit insurance expense                                          2,186               500
  Other real estate owned expense                                      ---               ---
  Data processing expense                                           44,513            29,764
  Directors' fees                                                   18,336            13,250
  Legal and professional fees                                       44,808            62,161
  Other operating expenses                                         181,998           155,476
                                                               -----------------------------
      Total other expense                                          635,610           576,779
                                                               -----------------------------
      Income before income taxes                                   536,274           302,873
  Income taxes                                                     188,000           113,100
                                                               -----------------------------
      Net income                                               $   348,274       $   189,773
                                                               =============================

  Earnings per share                                           $      0.25       $      0.13
                                                               =============================


            See Notes to Consolidated Condensed Financial Statements



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                 Common                                Net Unrealized    Employee
                                                  Stock     Additional                 Holding Gain on     Stock
                                      Common    Purchased     Paid-in      Retained     Available-for    Ownership
                                       Stock    Under RRP     Capital      Earnings    Sale Securities   Plan Loan       Total
                                      -------   ---------   -----------   ----------   ---------------   ----------   -----------

Balance, September 30, 1996 as
 restated                             $14,547               $13,729,102   $8,856,291      $143,685       $(829,208)   $21,914,417
ESOP compensation expense                                         3,709                                                     3,709
Dividends declared                                                           (68,591)                                     (68,591)
Net Income                                                                   189,773                                      189,773
Net change in unrealized holding
 gain on available-for-sale
 securities                                                                                 82,893                         82,893
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1996 as
  restated                            $14,547               $13,732,811   $8,977,473      $226,578       $(829,209)   $22,122,201
                                      ===========================================================================================

Balance, September 30, 1997 as
 restated                             $14,547               $13,782,498   $9,334,011      $416,383       $(741,923)   $22,805,516
Employee Stock Ownership Plan                                    25,407                                                    25,407
Principal Payments on Employee
 Stock Ownership Plan loan                                                                                  21,821         21,821
Net Income                                                                   348,274                                      348,274
Dividends declared                                                           (69,028)                                     (69,028)
Accrual for RRP                                                  77,112                                                    77,112
Purchase of shares to fund awards
 under RRP                                       (38,449)                                                                 (38,449)
Net change in unrealized holding
 gain on available-for-sale
 securities                                                                                186,186                        186,186
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1997            $14,547   $(38,449)   $13,885,017   $9,613,257      $602,569       $(720,102)   $23,356,839
                                      ===========================================================================================



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              (unaudited)
                                                                    Three months ended December 31,
                                                                        1997              1996
                                                                    -------------     -------------

Operating Activities:
  Net Income                                                         $   348,274       $   189,773
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Disposal of fixed assets                                                   ---             7,461
  Provision for possible loan losses                                         ---               ---
  Amortization of investment securities, net                               6,886            12,801
  Change in unearned income                                               (8,814)           13,739
  (Gain) loss on sales of investment securities, net                     (97,852)                1
  Depreciation                                                            36,612            15,673
  Increase (Decrease) in other assets                                    101,870           (40,728)
  Increase (Decrease) in other liabilities                               (16,641)          (91,377)
                                                                     -----------------------------
      Net cash provided by (used in) operating activities                370,335           107,343
                                                                     -----------------------------

Investing activities:
  Purchases of available-for-sale securities                            (271,235)       (1,279,534)
  Proceeds from sales of available-for-sale securities                 2,866,454           499,999
  Proceeds from maturities of available-for-sale securities            2,056,627         2,720,529
  Proceeds from maturities of held-to-maturity securities              2,241,944         2,059,317
  Net increase in loans                                               (5,675,189)       (3,192,363)
  Purchase of investment in real estate                                 (796,500)              ---
  Purchase of premises and equipment                                    (628,099)         (193,948)
                                                                     -----------------------------
      Net cash provided by (used in) investing activities               (205,998)         (614,000)
                                                                     -----------------------------

Financing activities:
  Common stock purchased under RRP, net of accrual                        38,663               ---
  ESOP compensation expense                                               25,407             3,709
  Dividends paid                                                         (69,028)          (68,591)
  Increase in repurchase agreements                                      341,157               ---
  Net decrease in demand deposits, savings, and NOW deposits          (1,680,895)         (808,271)
      Net increase (decrease) in time deposits                         1,889,869          (377,347)
                                                                     -----------------------------
      Net cash provided by (used in) financing activities                545,173        (1,250,500)
                                                                     -----------------------------

  Increase (decrease) in cash and cash equivalents                       709,510          (529,157)
  Cash and cash equivalents at beginning of period                     3,915,920         2,755,198
                                                                     -----------------------------
  Cash and cash equivalents at end of period                         $ 4,625,430       $ 2,226,041
                                                                     =============================

Supplemental disclosures:
  Interest paid on deposits                                          $   726,993       $   703,094
                                                                     =============================
  Income taxes paid                                                      206,159           188,999
                                                                     =============================


            See Notes to Consolidated Condensed Financial Statements


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


      Note 1 - Basis of Presentation

The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein should be read in conjunction with the financial statements of the Falmouth Co-operative Bank (the "Bank") as of December 31, 1997 and September 30, 1997, and for the three months ended December 31, 1997 and December 31, 1996. Material intercompany accounts have been eliminated in consolidation. The financial statements prior to December 31, 1997 include only the accounts of the Bank unless otherwise adjusted. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the three months ended December 31, 1997 and 1996.

      Note 2 - Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997. Interim results are not necessarily indicative of results to be expected for the entire year. Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Reorganization

The Company was reorganized on October 14, 1997 at the direction of the Stockholders and the Directors of the Falmouth Co-operative Bank, whereby the Company became the sole owner of the Bank. Upon completion of the reorganization Falmouth Bancorp, Inc. issued 1,454,750 shares of common stock at $.01 par value in exchange for all the Bank's 1,454,750 issued and outstanding shares of $.10 par value common stock on a share for share basis. In addition, the Company replaced the Bank as the issuer listed on the American Stock Exchange (AMEX) retaining the symbol "FCB".

At this time the Company conducts business as a Massachusetts Co-operative Bank and the principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank.

      Note 4 - Earnings per Share

Earnings per share of common stock for the three months ended December 31, 1997 and December 31, 1996 has been determined by dividing net income for the three month periods by the average shares of common stock outstanding for the same period, 1,380,557 and 1,450,386 respectively. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Note 5 - Dividends

On November 18, 1997, the Company declared a cash dividend on its common stock, payable on December 22, 1997, equal to $0.05 per share.

      Note 6 - Recent Developments

On October 21, 1997, the Company announced a repurchase program to proceed as soon as practical and continue for a period of up to 12 months. The Repurchase program authorizes the Company to repurchase into treasury stock up to 72,738 shares, or five percent, of its 1,454,750 outstanding shares of common stock. During the quarter ended December 31, 1997, the Company did not repurchase any shares of the Company's common stock.



Part I. Item 2.


                          Management's Discussion and
                        Analysis of Financial Condition


General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization"). At December 31, 1997, there were 1,454,750 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one to four-family residences located primarily in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to financing home ownership and consumer needs in its market area and to provide quality service to its customers. The Bank has one subsidiary, Falmouth Securities Corporation, a Massachusetts corporation, which was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law.

Comparison of Financial Condition at December 31, 1997 and September 30, 1997.

      The Company's total assets increased by $1.2 million or 1.2% for the three months ended December 31, 1997 from $96.4 million in September 30, 1997 to $97.6 million at December 31, 1997. Total assets increased primarily from an increase in savings deposits, provided by the addition of two branches within the past year. Total net loans were $59.6 million or 82.3% of total deposits at December 31, 1997 as compared to $53.9 million or 74.6% of total deposits at September 30, 1997, representing an increase of $5.7 million due to the efforts of our loan originators and an active real estate market. Investment securities were $29.5 million or 30.2% of total assets at December 31, 1997 as compared to $36.0 million or 37.3% of total assets at September 30, 1997. The proceeds from maturing securities were primarily redeployed to fund an increased volume of loan production with the remainder placed into short-term securities investments. Total deposits were $72.4 million at December 31, 1997 as compared to $72.2 million at September 30, 1997. Total deposits increased by $209,000 for the three months ended December 31, 1997.

      Stockholders' equity was $23.4 million at December 31, 1997 as compared to $22.8 million at September 30, 1997, an increase of $551,000 which was primarily the result of net earnings of $348,000, and an increase in the unrealized gain on available-for-sale securities of $187,000.

      The ratio of the allowance for loan losses to total loans was .92%.

Comparison of Operating Results

      Three Months Ended December 31, 1997 and 1996.

      Net Income. The Company's net income for the three months ended December 31, 1997 was $348,000 as compared to $190,000 for the three months ended December 31, 1996. The $158,000 increase in net income was primarily the result of a $202,000 increase in interest and dividend income due to increases in loan originations which was partly offset by a $25,000 increase in interest expense, a $59,000 increase in other expenses and a $75,000 increase in income taxes.

      Interest Income. Total interest and dividend income for the three months ended December 31, 1997 was $1,737,000, an increase of $202,000 as compared to $1,535,000 for the three months ended December 31, 1996. The increase in interest and dividend income was due primarily to a $279,000 increase in interest income on loans and a $76,000 decrease in interest and dividends on securities and short-term investments. The increases in interest income on loans was, for the most part, the result of an increase in the volume of loans funded by maturing securities.

      Interest Expense. Interest expense for the three months ended December 31, 1997 was $727,000, a increase of $24,000 as compared to $703,000 for the three months ended December 31, 1996. The increase in interest expense was due primarily to interest paid on other borrowings during the period.

      Net Interest Income. Net interest income for the three months ended December 31, 1997 was $1,010,000 as compared to $832,000 for the three months ended December 31, 1996. The $178,000 increase in net interest income was the result of the increase in interest income on loans and securities that more than offset the interest expense on deposits. The net interest margin for the three months ended December 31, 1997 was 4.30%, an increase of .40% as compared to 3.90% for the three months ended December 31, 1996. The annualized return on average assets for the three months ended December 31, 1997 was 1.44%, an increase of .59% as compared to .85% for the same period of the prior year. The primary reason for the increase in the return on average assets was the deployment of proceeds from maturing securities into an increased volume of residential loans originated for portfolio during the quarter ended December 31, 1997.

      Provision for Loan Losses. The loan loss reserves maintained by the Bank were considered adequate, therefore no additional provisions for possible loan losses were made for the three months ended December 31, 1997.

      Non-Interest Income. Non-interest income or other income for the three month ended December 31, 1997 was $162,000 as compared to $48,000 for the three months ended December 31, 1996. The $114,000 increase was due to modest increases in income from service charges and other non-interest income, but primarily from the $98,000 gain on the sale of investment securities during the period.

      Operating Expenses. Operating expenses for the three months ended December 31, 1997 were $636,000 as compared to $577,000 for the three months ended December 31, 1996. The $59,000 increase was primarily due to an increase in salaries, employee benefits and directors' fees of $33,000, an increase in other operating expenses of $27,000, an increase in data processing expense of $15,000 and a increase in deposit insurance expense of $2,000, offset by a decrease in legal and professional fees of $17,000.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposit, repayment and prepayment of loans and mortgaged-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 1997 was 36.09%.

      A major portion of the Bank's liquidity consists of short-term U.S. Government obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1997, regulatory liquidity totaled $72.9 million. The primary investing activities of the Bank include originations of loans and purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds form the FHLB of Boston. At December 31, 1997, the Bank had no outstanding advances from the FHLB of Boston.

      At December 31, 1997, the Bank had $2.7 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $32.4 million at December 31, 1997. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1997, the Bank exceeded all of its regulatory capital requirements.

Year 2000

      All of the material data processing of the Bank that could be affected by the potential Year 2000 problem is provided by a third party service bureau. The service bureau of the Bank has advised the Bank that it expects to resolve any Year 2000 issues by December 31, 1998. However, if the service bureau is unable to solve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank.

      Internally, the Bank has determined that continued monitoring of the progress made by outside vendors will be key to a successful move into the next millennium. The Bank does not believe that the costs associated with its actions and those of its vendors will be material.

      An FDIC off-site examination was conducted on September 9, 1997 and based upon the examination results, the Bank was considered to be (1) aware of the Year 2000 issues; (2) advanced in reviewing the issues with outside vendors;
(3) advanced in evaluating internal software and hardware; (4) in compliance with Year 2000 Director awareness; and (5) making progress with its Year 2000 action plan.



                               OTHER INFORMATION


Part II.

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27 - Financial Data Schedule*

         (b)   Reports on 8-K

                  None

         *     Submitted only with filing in electronic format.



Falmouth Bancorp, Inc. is a publicly owned bank holding company and the parent corporation of Falmouth Co-operative Bank, a Massachusetts charted stock co-operative bank offering traditional products and services. The Bank conducts business through its main office located at 20 Davis Straits, Falmouth, Massachusetts 02540, and its two branch locations in North and East Falmouth. The telephone number is (508) 548-3500.

                                   SIGNATURES

      Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FALMOUTH BANCORP, INC.


Date: February 4, 1998           By: /s/ SANTO P. PASQUALUCCI
      ---------------------          ------------------------------------------
                                     Santo P. Pasqualucci
                                     President and Chief Executive Officer



Date: February 4, 1998           By: /s/ GEORGE E. YOUNG, III
      ---------------------          ------------------------------------------
                                     George E. Young, III
                                     Vice President and Chief Financial Officer