Form 10KSB/A
period 1997-09-30
FALMOUTH BANCORP INC
filed 1998-02-24
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB/A

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

            10.6   Falmouth Co-operative Bank Employee Stock Ownership Plan.(1)

            10.7   Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)

            13 Annual Report to Stockholders for the Year Ended September 30, 1997.

            14     1997 Proxy Statement to Stockholders, dated December 23,
                   1997.(2)

            21     Subsidiaries of the Registrant.

            23     Consent of Keith Hershey Sheehan Benoit Dempsey & Oman, P.C.

            27     Financial Data Schedule.*

            99 Independent Auditors' Report of Keith Hershey Sheehan Benoit Dempsey & Oman, P.C.

-------------------
(1) Incorporated herein by reference Registration Statement on Form S-4 (Registration No. 333- 16931), as filed with the Securities and Exchange Commission on November 27, 1996.

(2) Incorporated by reference, to Schedule 14A filed with the Securities and Exchange Commission on December 23, 1997.

*     Filed in electronic format only.


b.    Reports on Form 8-K.

      None.


      This Form 10-KSB/A contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Bank and the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's or the Company's operations and investments.



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


               Name                                      Title                            Date
----------------------------------      ---------------------------------------     ------------------

/s/ Santo P. Pasqualucci                Director, President and Chief Executive     February 17, 1998
----------------------------------      Officer (Principal executive officer)
    Santo P. Pasqualucci

/s/ George E. Young, III                Vice President and Chief Financial          February 23, 1998
----------------------------------      Officer (Principal financial officer)
    George E. Young, III

/s/ John W. Holland, Jr.                Director                                    February 17, 1998
----------------------------------
    John W. Holland, Jr.

/s/ James A. Keefe                      Director                                    February 17, 1998
----------------------------------
    James A. Keefe

/s/ Gardner L. Lewis                    Director                                    February 17, 1998
----------------------------------
    Gardner L. Lewis

/s/ John J. Lynch, Jr.                  Director                                    February 17, 1998
----------------------------------
    John J. Lynch, Jr.

/s/ Ronald L. McLane                    Director                                    February 17, 1998
----------------------------------
    Ronald L. McLane

/s/ Eileen C. Miskell                   Director                                    February 17, 1998
----------------------------------
    Eileen C. Miskell

/s/ Robert H. Moore                     Director                                    February 17, 1998
----------------------------------
    Robert H. Moore

/s/ Walter A. Murphy                    Director                                    February 17, 1998
----------------------------------
    Walter A. Murphy

/s/ William E. Newton                   Director                                    February 17, 1998
----------------------------------
    William E. Newton

/s/ Armand Ortins                       Director                                    February 17, 1998
----------------------------------
    Armand Ortins