Form 10QSB/A
period 1997-12-31
FALMOUTH BANCORP INC
filed 1998-02-24
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                 FORM 10-QSB/A

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



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A




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
                                                                       ============================


            See Notes to Consolidated Condensed Financial Statements



                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                        (Unaudited)
                                                              Three Months Ended December 31,
                                                                  1997              1996
                                                              -------------     -------------

Interest and dividend income:
  Interest and fees on loans                                   $ 1,130,735       $   852,345
  Interest and dividends on investment securities                  557,824           658,087
  Interest on short-term investments                                48,128            24,311
                                                               -----------------------------
      Total interest and dividend income                         1,736,687         1,534,743
                                                               -----------------------------
Interest expense:
  Interest expense on deposits                                     710,036           703,094
  Interest expense on borrowings                                    16,957               ---
                                                               -----------------------------
      Total interest expense                                       726,993           703,094
                                                               -----------------------------
      Net interest and dividend income                           1,009,694           831,649
  Provision for possible loan losses                                   ---               ---
                                                               -----------------------------
      Net interest income after provision for possible
       loan losses                                               1,009,694           831,649
                                                               -----------------------------
Other income:
  Service charges                                                   18,933            12,322
  Other fee income                                                  10,362             9,115
  Gain (loss) on sale of investment securities, net                 97,852                (1)
  Other non-interest income                                         35,043            26,567
                                                               -----------------------------
      Total other income                                           162,190            48,003
                                                               -----------------------------
Other expense:
  Salaries and employee benefits                                   343,769           315,628
  Deposit insurance expense                                          2,186               500
  Other real estate owned expense                                      ---               ---
  Data processing expense                                           44,513            29,764
  Directors' fees                                                   18,336            13,250
  Legal and professional fees                                       44,808            62,161
  Other operating expenses                                         181,998           155,476
                                                               -----------------------------
      Total other expense                                          635,610           576,779
                                                               -----------------------------
      Income before income taxes                                   536,274           302,873
  Income taxes                                                     188,000           113,100
                                                               -----------------------------
      Net income                                               $   348,274       $   189,773
                                                               =============================

  Basic Earnings per share                                     $      0.25       $      0.13
                                                               =============================
  Diluted Earnings per share                                   $      0.25       $      0.13
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

      Note 4 - Earnings per Share(EPS)

In February 1997, the FASB issued Statement 128, "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended December 31, 1997 has been calculated according to the guidelines of Statement 128 and EPS for the quarter ended December 31, 1996 has been restated to conform with Statement 128.

Reconciliation of the numerators and the denominators of the basic and diluted per share comparison for net income are as follows:

                                                            Income          Shares        Per-Share
                                                          (Numerator)    (Denominator)     Amount
                                                          -----------    -------------    ---------

Quarter ended December 31, 1997
  Basic EPS
  ---------
    Net income and income available to income
     common stockholders                                   $348,274        1,380,557         .25
    Effect of dilutive securities options and warrants                        37,387
                                                           -------------------------
  Diluted EPS
  -----------
    Income available to common stockholders
     and assumed conversions                               $348,274        1,417,944         .25
                                                           =========================

Quarter ended December 31, 1996-As restated
  Basic EPS
  ---------
    Net income and income available to common
     stockholders                                          $188,999        1,454,750         .13
    Effect of dilutive securities, options                        0                0
                                                           -------------------------
  Diluted EPS
  -----------
    Income available to common stockholders
     and assumed conversions                               $188,999        1,454,750         .13
                                                           =========================

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


Date: February 23, 1998          By: /s/ SANTO P. PASQUALUCCI
      ---------------------          ------------------------------------------
                                     Santo P. Pasqualucci
                                     President and Chief Executive Officer

Date: February 23, 1998          By: /s/ GEORGE E. YOUNG, III
      ---------------------          ------------------------------------------
                                     George E. Young, III
                                     Vice-President and Chief Financial Officer