Form 10QSB
period 1998-03-31
FALMOUTH BANCORP INC
filed 1998-05-14
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                            --------------------


                                 FORM 10-QSB

                                 (Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                     OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         -----------   -----------

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                    04-3337685
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                   20 Davis Straits, Falmouth,  MA  02540
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
                          Yes   X         No
                              -----          -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               Outstanding at
              Class                            March 31, 1998
              -----                            --------------
          Common Stock, Par Value $.01            1,454,750

               Transitional small business disclosure formate:
                          Yes              No   X
                              -----           -----

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION                                         Page
                                                                        ----

Item 1    Financial Statements

          Consolidated Statements of Financial Condition                  1
          March 31, 1998 and September 30, 1997

          Consolidated Statements of Income                              2-3
          For Three Months Ended March 31, 1998 and 1997
          For Six Months Ended March 31, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity      4
          For Six Months Ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows                           5
          For Six Months Ended March 31, 1998 and 1997

          Notes To Consolidated Financial Statements                     6-7

Item 2    Management's Discussion and Analysis of Financial Condition    8-13


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                               14

Item 2    Changes in Securities and Use of Proceeds                       14

Item 3    Defaults Upon Senior Securities                                 14

Item 4    Submission of Matters to a Vote of Security Holders             14

Item 5    Other Information                                               14

Item 6    Exhibits and Reports on 8-K                                   15-16

          Signatures                                                      17


Part I. Item I.            FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                     March 31,     SEPTEMBER 30,
                                                                       1998            1997
                                                                   -----------------------------
                                                                    (unaudited)

Assets
  Cash and due from banks                                          $    695,167     $ 2,563,517
  Federal funds sold                                                  4,011,594       1,352,403
                                                                   ----------------------------
  Total cash and cash equivalents                                     4,706,761       3,915,920
  Investment securities                                              27,261,843      35,996,739
  Federal Home Loan Bank stock, at cost                                 562,800         405,200
  Loans, net                                                         68,922,033      53,881,171
  Premises and equipment                                              1,583,501         999,707
  Investments in real estate                                            791,522		     --
  Accrued interest receivable                                           594,448         614,289
  Cooperative Central Bank Reserve Fund Deposit                         285,680         285,680
  Other assets                                                          432,671         292,478
                                                                   ----------------------------
      Total assets                                                 $105,141,259     $96,391,184
                                                                   ============================

Liabilities and Stockholders' Equity:

Liabilities:
  Demand deposits                                                  $  4,048,399     $ 3,136,116
  Savings and NOW deposits                                           33,530,585      31,922,355
  Time deposits                                                      40,494,150      37,132,618
                                                                   ----------------------------
      Total deposits                                                 78,073,134      72,191,089
  Repurchase agreements                                                 573,838		     --
  Other liabilities                                                     938,234         652,656
  Advances from FHLB                                                  2,000,000		     --
  Employee Stock Ownership Plan loan                                         --         741,923
                                                                   ----------------------------
      Total liabilities                                              81,585,206      73,585,668
                                                                   ----------------------------
  Stockholders' equity:
    Preferred stock, par value $.01 per share,
     authorized 500,000 shares; none issued
    Common stock, par value $.01 per share,
     authorized 2,500,000 shares;
     issued and outstanding 1,454,750 shares                             14,547          14,547
    Common stock purchased under RRP                                   (227,458)	     --
    Paid-in capital                                                  13,935,334      13,782,498
    Retained earnings                                                 9,783,584       9,334,011
    Employee Stock Ownership Plan loan                                 (698,280)       (741,923)
    Net unrealized holding gain on available-for-sale securities        748,326         416,383
                                                                   ----------------------------
      Total stockholders' equity                                     23,556,053      22,805,516
                                                                   ----------------------------
      Total liabilities and stockholders' equity                   $105,141,259     $96,391,184
                                                                   ============================


          See Notes to Consolidated Condensed Financial Statements


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME


                                                                (Unaudited)
                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1998              1997
                                                        ----------------------------


Interest and dividend income:
  Interest and fees on loans                            $1,241,583        $  910,882
  Interest and dividends on investment securities          438,942           584,779
  Interest on short-term investments                        60,030            26,224
                                                        ----------------------------
      Total interest and dividend income                 1,740,555         1,521,885
                                                        ----------------------------
Interest expense:
  Interest expense on deposits                             722,874           668,610
  Interest expense on borrowings                            36,328                --
                                                        ----------------------------
      Total interest expense                               759,202           668,610
                                                        ----------------------------
      Net interest and dividend income                     981,353           853,275
  Provision for possible loan losses                        10,000                --
                                                        ----------------------------
      Net interest income after provision for possible
       loan losses                                         971,353           853,275
                                                        ----------------------------
Other income:
  Service charges                                           16,157            12,367
  Other fee income                                          14,901            11,166
  Gain (loss) on sale of investment securities, net        120,394            33,591
  Other operating income                                     7,011             8,971
                                                        ----------------------------
      Total other income                                   158,463            66,095
                                                        ----------------------------
Other expense:
  Salaries and employee benefits                           387,823           331,974
  Deposit insurance expense                                  2,230             1,621
  Data processing expense                                   48,209            36,170
  Directors' fees                                           12,318            21,930
  Legal and professional fees                               88,259            55,505
  Other operating expenses                                 195,417           188,111
                                                        ----------------------------
      Total other expense                                  734,256           635,311
                                                        ----------------------------
      Income before income taxes                           395,560           284,059
  Income taxes                                             142,400           106,000
                                                        ----------------------------
      Net income                                        $  253,160        $  178,059
                                                        ============================

  Earnings per common share                             $     0.18        $     0.13
                                                        ============================

  Earnings per common share, assuming dilution          $     0.18        $     0.13
                                                        ============================


          See Notes to Consolidated Condensed Financial Statements


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME



                                                               (Unaudited)
                                                        Six Months Ended March 31,
                                                        --------------------------
                                                           1998            1997
                                                        --------------------------


Interest and dividend income:
  Interest and fees on loans                            $2,372,318      $1,763,227
  Interest and dividends on investment securities          996,766       1,242,867
  Interest on short-term investments                       108,158          50,534
                                                        --------------------------
      Total interest and dividend income                 3,477,242       3,056,628
                                                        --------------------------
Interest expense:
  Interest expense on deposits                           1,432,910       1,360,288
  Interest expense on borrowings                            53,285              --
                                                        --------------------------
      Total interest expense                             1,486,195       1,360,288
                                                        --------------------------
      Net interest and dividend income                   1,991,047       1,696,340
  Provision for possible loan losses                        10,000              --
                                                        --------------------------
      Net interest income after provision for possible

       loan losses                                       1,981,047       1,696,340
                                                        --------------------------
Other income:
  Service charges                                           35,090          24,669
  Other fee income                                          25,263          20,301
  Gain (loss) on sale of investment securities, net        218,246          33,590
  Other operating income                                    42,054          41,082
                                                        --------------------------
      Total other income                                   320,653         119,642
                                                        --------------------------
Other expense:
  Salaries and employee benefits                           731,592         662,632
  Deposit insurance expense                                  4,416           2,121
  Data processing expense                                   92,722          65,933
  Directors' fees                                           30,654          40,780
  Legal and professional fees                              133,067         117,666
  Other operating expenses                                 377,415         339,918
                                                        --------------------------
      Total other expense                                1,369,866       1,229,050
                                                        --------------------------
      Income before income taxes                           931,834         586,932
  Income taxes                                             330,400         219,100
                                                        --------------------------
     Net income                                         $  601,434      $  367,832
                                                        ==========================

  Earnings per common share                             $     0.44      $     0.27
                                                        ==========================

  Earnings per common share, assuming dilution          $     0.42      $     0.27
                                                        ==========================


          See Notes to Consolidated Condensed Financial Statements


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)


                                                                                               Net
                                               Common                                      Unrealized      Employee
                                                Stock                                        Holding         Stock
                                              Purchased     Additional                       Gain on       Ownership
                                   Common       Under         Paid-in       Retained      Available-for       Plan
                                    Stock        RRP          Capital       Earnings     Sale Securities      Loan         Total
                                   ------------------------------------------------------------------------------------------------
Balance, September 30, 1996
 as restated                       $14,547    $             $13,729,102    $8,856,291        $143,685      $(829,208)   $21,914,417
ESOP compensation expense                                         3,709                                                       3,709
Dividends declared                                                           (137,183)                                     (137,183)
Net Income                                                                    367,832                                       367,832
Net change in unrealized holding
 gain on available-for-sale
  securities                                                                                  (77,742)                      (77,742)
                                   ------------------------------------------------------------------------------------------------
Balance, March 31, 1997
 as restated                       $14,547    $             $13,732,811    $9,086,940        $ 65,943      $(829,208)   $22,071,033
                                   ================================================================================================

Balance, September 30, 1997
 as restated                       $14,547    $             $13,782,498    $9,334,011        $416,383      $(741,923)   $22,805,516
Employee Stock Ownership Plan                                    48,508                                                      48,508
Principal payments on Employee
 Stock Ownership Plan loan                                                                                    43,643         43,643
Net income                                                                    601,434                                       601,434
Dividends declared                                                           (151,861)                                     (151,861)
Accrual for RRP                                                 104,328                                                     104,328
Purchase of shares to fund
 awards under RRP                              (227,458)                                                                   (227,458)
Net change in unrealized holding
 gain  on available-for-sale
 securities                                                                                   331,943                       331,943
                                   ------------------------------------------------------------------------------------------------
Balance,  March 31, 1998           $14,547    $(227,458)    $13,935,334    $9,783,584        $748,326      $(698,280)   $23,556,053
                                   ================================================================================================


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     (unaudited)
                                                              Six months ended March 31,
                                                              --------------------------
                                                                1998              1997
                                                              --------------------------
                                                                    (in thousands)


Operating activities:
  Net income                                                  $    601           $   368
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Disposal of fixed assets                                          --                10
  Provision for possible loan losses                                10                --
  Amortization of investment securities, net                        30                 7
  Change in unearned income                                        (17)               --
  (Gain) loss on sales of investment securities, net              (218)              (33)
  Depreciation                                                      81                30
  (Increase) Decrease in other assets                             (120)               42
  Increase (Decrease) in other liabilities                         124              (145)
                                                              --------------------------
    Net cash provided by (used in) operating activities            491               279
                                                              --------------------------

Investing activities:
  Purchases of available-for-sale securities                    (3,666)           (2,432)
  Purchases of held-to-maturity securities                          --            (1,000)
  Proceeds from sales of available-for-sale securities           6,496             1,509
  Proceeds from maturities of available-for-sale securities      3,210             4,589
  Proceeds from maturities of held-to-maturity securities        3,253             5,671
  Net increase in loans                                        (15,023)           (6,304)
  Purchase of FHLB stock                                            --              (104)
  Net increase in short-term investments                            --              (775)
  Purchase of investment in real estate                           (797)	              --
  Purchase of premises and equipment                              (660)             (439)
                                                              --------------------------
  Net cash provided by (used in) investing activities           (7,187)              715
                                                              --------------------------

Financing activities:
  ESOP Loan                                                       (742)               --
  Advances from FHLB                                             2,000                --
  Common stock purchased under RRP, net of accrual                (123)               --
  ESOP compensation expense                                         49                 4
  Dividends paid                                                  (152)             (137)
  Net increase in repurchase agreements                            574                --
  Net increase (decrease) in demand deposits, savings,
   and NOW deposits                                              2,520               797
  Net increase (decrease) in time deposits                       3,361               (36)
                                                              --------------------------
  Net cash provided by (used in) financing activities            7,487               628
                                                              --------------------------

  Increase (decrease) in cash and cash equivalents                 791             1,622
  Cash and cash equivalents at beginning of period               3,916             1,172
                                                              --------------------------
  Cash and cash equivalents at end of period                  $  4,707           $ 2,794
                                                              ==========================

Supplemental disclosures:
  Interest paid on deposits                                   $  1,486           $ 1,306
                                                              ==========================
  Income taxes paid                                           $    422           $   345
                                                              ==========================



          See Notes to Consolidated Condensed Financial Statements


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements
                                 (Unaudited)


      Note 1 - Basis of Presentation

The financial information of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries included herein is unaudited and should be read in conjunction with the financial statements of the Falmouth Co-operative Bank (the "Bank"), as of March 31, 1998 and September 30, 1997. The results of operations for the three and six-month periods ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

      Note 2 - Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 1997 Annual Report contained on Form 10-KSB.

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

      Note 4 - Earnings per Share

In February 1997, the FASB issued Statement 128, "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended March 31, 1998 has been calculated according to the guidelines of Statement 128 and EPS for the quarter ended March 31, 1997 has been restated to conform with Statement
128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

Reconciliation of the numerators and the denominators of the basic and diluted per share comparison for net income are as follows:


                                               Income          Shares        Per-Share
                                             (Numerator)    (Denominator)      Amount
                                             -----------------------------------------

Quarter ended March 31, 1998
Basic EPS
  Net income and income available to
   income common stockholders                 $253,160        1,380,557         .18
  Effect of dilutive securities
   options and warrants                             --           41,261
                                              -------------------------
Diluted EPS
  Income available to common stockholders     $253,160        1,421,818         .18
                                              =========================

Quarter Ended March 31, 1997 - As restated
Basic EPS
  Net income and income available to
   income common stockholders                 $178,059        1,371,829         .13
  Effect of dilutive securities
   options and warrants                             --               --
                                              -------------------------
Diluted EPS
  Income available to common stockholders     $178,059        1,371,829         .13
                                              =========================


      Note 5 - Dividends

On February 17, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share of common stock which was paid on March 26, 1998.

      Note 6 - Recent Developments

On October 21, 1997, the Company announced a repurchase program to proceed as soon as practical and continue for a period of up to 12 months. The Repurchase Program authorizes the Company to repurchase into treasury stock up to 72,738 shares, or five percent, of its 1,454,750 outstanding shares of common stock. During the quarter ended March 31, 1998, the Company did not repurchase any shares of the its common stock.


Part I. Item 2.          Management's Discussion and
                       Analysis of Financial Condition


General


      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization"). At March 31, 1998, there were 1,454,750 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

Comparison of Financial Condition at March 31, 1998 and September 30, 1997.

      The Company's total assets increased by $8.7 million or 9.08% for the six months ended March 31, 1998 from $96.4 million at September 30, 1997 to $105.1 million at March 31, 1998. Total deposits increased 8.15%, in part, by the success of two branch offices added during the past 15 months. Total net loans were $68.9 million or 88.3% of total deposits at March 31, 1998 as compared to $53.9 million or 74.6% of total deposits at September 30, 1997, representing an increase of $15 million in net loans since September 30, 1997. This is due in part to the Bank's continued focus on increasing its market share in residential mortgages and the continued strong local real estate market. Investment securities were $27.3 million or 25.9% of total assets at March 31, 1998 as compared to $36 million or 37.3% of total assets at September 30, 1997. The proceeds from maturing securities were primarily redeployed to fund the increased volume of loan production. The Bank's investment in real estate will be utilized as the new home of the East Falmouth office in the second quarter of 1998, which will be classified as bank premises at that time. Additional borrowings from the Federal Home Loan Bank of Boston in the amount of $2 million were used to supplement the funding of loans originated during the quarter.

      New products involving sweep accounts for commercial deposit accounts provides for repurchase agreements in the amount of $574,000. Total deposits were $78.1 million at March 31, 1998 as compared to $72.2 million at September 30, 1997. Total deposits have increased $5.9 million or 8.2% from September 30, 1997 through March 31, 1998.

      Stockholders' equity was $23.6 million at March 31, 1998 as compared to $22.8 million at September 30, 1997, an increase of $751,000 which includes an increase in unrealized gain on available-for-sale securities of $332,000.

      The ratio of the allowance for loan losses to total loans was 0.74%. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions and the level of credit risk in the loan portfolio. Due to the substantial increase in net loans, however, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for loan loss to total loan ratio. Additionally, existing provisions may be allocated to acknowledge any credit risks identified by our Year 2000 analysis.

Comparison of Operating Results

      Three Months Ended March 31, 1998 and 1997.

      Net Income. The Company's net income for the three months ended March 31, 1998 was $253,000 as compared to $178,000 at March 31, 1997, an increase of 42% or $75,000. Interest and fee income on loans were up 36% due to the increased loan activity at the Bank. Gains on the sale of investments was up from $34,000 at March 31, 1997 to $120,000 at March 31, 1998, an increase of $86,000 as compared to the same quarter of the previous year.

      Interest Income. Total interest and dividend income for the three months ended March 31, 1998 was $1,741,000 an increase of $219,000 as compared to $1,522,000 for the three month period ending March 31, 1997.
The increase in interest and dividend income is attributable to continued growth in the loan portfolio, which showed an increase in interest and fee income of $330,000. This increase was partially offset by a decrease in income on investment securities of $146,000. The Bank used these securities to fund the increase in loans. Management expects income derived from loan assets to increase, while income from investment securities assets to remain relatively constant. The Bank will try to maintain its current securities portfolio and fund loans with matched borrowings from the Federal Home Loan Bank of Boston.

      Interest Expense. Interest expense for the three months ending March 31, 1998 was $759,000, which includes $36,000 interest on short term borrowings, an increase of $91,000 over interest expense of $668,600 for the three months ending March 31, 1997. The increase was in both interest bearing deposit liabilities and borrowings.

      Net Interest Income. Net interest income for the three month period ending March 31, 1998 was $971,000, as compared with $853,000 for the three months ending March 31, 1997. The increase of $118,000 was the result of loan growth. The net interest margin for the three months ending March 31, 1998 was 3.88%, an increase of .02% as compared to 3.86% for the three months ended March 31, 1997. The annualized return on average assets (ROA) for the three month period ending March 31, 1998 was 0.99%, an increase of 0.19%, as compared to 0.80% for the same period of the prior year. The primary reason for the increase in the ROA was the deployment of proceeds from maturing securities into the loan portfolio to meet the increased volume of residential loans originated during the reporting period.

      Provision for Loan Losses. The Bank added $10,000 to its allowance for loan loss account to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision to be adequate and the level of credit risk to be comparable to the prior reporting period. As of the reporting date, the bank has no loan assets classified as doubtful or impaired. Existing provisions of $42,000 have been allocated to address the potential credit risk that may be present in the commercial loan portfolio.

      Other Income. Other income, for the three month period ending March 31, 1998 was $158,000 as compared to $66,000 for the three months ended March 31, 1997. The $92,000 increase is primarily the result of realized gains on the sale of investment securities.

      Operating Expenses. Operating expenses for the three months ended March 31, 1998 were $734,000 as compared to $635,000 for the three months ended March 31, 1997. The $99,000 increase was primarily due to an increase in salaries and employee benefits $56,000, an increase in other operating expenses of $7,000, an increase in data processing expense of $12,000 and an increase in legal and professional fees of $33,000. The increase in expenses is due mainly to the Company's overall growth. Commissions paid for loan originations represents the major portion of the increase in salary costs. The increase in data processing costs was due primarily to the expanded number of teller terminals operating at the Bank's new branch locations. The ratio of operating expenses to average total assets for the three months ending March 31, 1998 is 2.89% as compared to 2.78% for the three month period ending March 31, 1997, a 4% increase.

      Six Months Ended March 31, 1998 and 1997.

      Net Income. The Company's net income for the six months ended March 31, 1998 was $601,000 as compared to $368,000 at March 31, 1997, an increase of 64% or $234,000. Interest and fee income on loans was up 35% due to the increased loan activity at the Bank. Gains on the sale of investments was $218,000, up from $34,000 for the same period last year. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and low cost borrowings.

      Interest Income. Total interest and dividend income for the six months ended March 31, 1998 was $3.5 million, an increase of $421,000 as compared to $3.1 million for the six months period ended March 31, 1997.
The increase in interest and dividend income is attributable to growth in the loan portfolio, which produced an increase in interest and fee income of $609,000. This was partially offset by a decrease in income on investment securities of $246,000. Management expects income derived from loan assets to continue to increase with interest on investments remaining relatively constant, while interest on matched borrowings will increase as a result of the use of FHLB advances to fund loans.

      Interest Expense. Interest expense for the six months ending March 31, 1998 was $1.5 million which includes $53,000 interest on borrowings, an increase of $126,000 from $1.4 million for the six months ended March 31, 1997. The increase was in both interest bearing deposit liabilities and borrowings.

      Net Interest Income. Net interest income for the six month period ending March 31, 1998 was $2.0 million as compared with $1.7 million for the six months ended March 31, 1997. The increase of $285,000 was the result of increased interest and fees on loans due to the increased dollar amount of the loan portfolio, which was partially offset by a decrease in interest and dividend income from investment securities. The net interest margin for the six months ending March 31, 1998 was 4.09%, an increase of 0.21% as compared to 3.88% for the six months ended March 31, 1997. The annualized return on average assets (ROA) for the six month period ended March 31, 1998 was 1.22%, an increase of .39% as compared to .83% for the same period of the prior year. The primary reason for the increase in the ROA was the deployment of proceeds from maturing securities in the loan portfolio to meet the increased volume of residential loans originated during the reporting period and the overall growth of the Bank.

      Provision for Loan Losses. The Bank added $10,000 to its allowance for loan loss account to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision to be adequate and believes the level of credit risk to be comparable to the prior reporting period. However, resources have been allocated in the current period toward potential Year 2000 credit risk problems.

      Other Income. Other income, for the six month period ending March 31, 1998 was $321,000 as compared to $120,000 for the six months ended March 31, 1997. The $201,000 increase is primarily the result of realized gains on the sale of investment securities due to favorable market conditions.

      Operating Expenses. Operating expenses for the six months ended March 31, 1998 were $1.4 million as compared to $1.2 million for the six months ended March 31, 1997. The $141,000 increase was primarily due to an increase in salaries and employee benefits $69,000, an increase in other operating expenses of $37,000, an increase in data processing expense of $27,000 and an in legal and professional fees of $15,000. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 1998 is 2.77% as compared to 2.72% for the six month period ended March 31, 1997.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio on March 31, 1998 was 30.99%.

      A major portion of the Bank's liquidity consists of short-term U.S. Government obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. On March 31, 1998, regulatory liquidity totaled $80 million. The primary investing activities of the Bank include originations of loans and purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds form the FHLB of Boston. At March 31, 1998, the Bank had outstanding advances from the FHLB of Boston in the amount of $2 million in short term borrowings. As these advances mature they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      On March 31, 1998, the Bank had $12.6 million in outstanding commitments to fund and originate loans. The Bank anticipates that it may not have sufficient funds available to meet its current loan commitments without further matched borrowing from the Federal Home Loan Bank of Boston. It is anticipated that further matched borrowings will be made as they are needed. Certificates of deposit which are scheduled to mature in one year or less totaled $33.5 million at March 31, 1998. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      On March 31, 1998, the Bank exceeded all of its regulatory capital requirements.

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

      The Bank has created a Year 2000 Steering Committee (the "Committee") comprised of representatives of the Bank's lending, branch administration, and operations areas. The Committee is chaired by the Bank's Vice President & Treasurer. The Committee meets on a regular basis to monitor and discuss continuing developments and to ensure that certain milestones will be met in accordance with the Bank's Year 2000 Plan. The Committee also acts as resource for Bank customers, vendors, regulators and employees.

      The Committee has completed a Year 2000 applications inventory that identified and classified all hardware, software and vendors with a grading system. For each identified application, the assigned committee member completed a product listing sheet that details Year 2000 status, date of compliance, actions required, estimated costs, and contingency plan. All identified vendors have been contacted and products sheets are periodically updated when additional information is received. Hardware and personal computers have been inventoried and tested.

      The Board of Directors, management, employees, vendors, customers and the public in general are being kept informed of the issues regarding the Year 2000. With the support of the directors and senior management, the Committee has mailed letters to business customers and vendors informing them of the Bank's commitment to Year 2000 issues and requesting information regarding their Year 2000 plan. Newsletters, general and personal mailings, statement messages and other means of communication have been utilized to increase awareness and obtain information.

      Falmouth Bancorp, Inc. believes that it is substantially compliant at this time. Vendors and correspondents have been contacted and follow-ups have been scheduled. Changes in hardware, software, and procedures have been and will continue to be developed to assist the Bank and its customers to operate successfully in the Year 2000 and beyond.


                              OTHER INFORMATION

Part II.

Item 1.    Legal Proceedings
               None

Item 2.    Changes in Securities and Use of Proceeds
               None

Item 3.    Defaults upon Senior Securities
               None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders ("Meeting") on January 20, 1998. All of the proposals submitted to the stockholders at the Meeting were approved. The proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

           1. Election of four candidates to the Board of Directors, each to serve for a term of three years.

           The number of votes cast with respect to this matter was as follows:


           Nominee                     For        Withheld    Broker Non-Votes
           -------------------------------------------------------------------

           John J. Lynch, Jr.       1,271,096      10,882            0
           Walter A. Murphy         1,271,096      10,882            0
           William E. Newton        1,271,596      10,382            0
           Santo P. Pasqualucci     1,271,596      10,382            0


           2. Ratification of the appointment of Shatswell MacLeod & Co., P.C. as independent auditors for fiscal year ending September 30, 1998.

           The number of votes cast with respect to this matter was as follows:


           For          Against    Withheld    Broker Non-Vote
           -----------------------------------------------------

           1,269,683      800       11,495            0


Item 5.    Other Information
               None

Item 6.    Exhibits and Reports on Form 8-K
               (a) Exhibit 27 - Financial Data Schedule*
               (b) Reports on 8-K
                     None

               *  Submitted only with filing in electronic format.


Falmouth Bancorp, Inc. is a publicly owned bank holding company and the parent corporation of Falmouth Co-operative Bank, a Massachusetts chartered stock co-operative bank offering traditional products and services. The Bank conducts business through its main office located at 20 Davis Straits, Falmouth, Massachusetts 02540, and its two branch locations in North and East Falmouth. The telephone number is (508) 548-3500.

                                 SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  May 14, 1998           By: /s/ Santo P. Pasqualucci
     --------------------	  ------------------------------------------
                                  Santo P. Pasqualucci
                                  President and Chief Executive Officer


Date:  May 11, 1998           By: /s/ George E. Young, III
     --------------------	  ------------------------------------------
                                  George E. Young, III
                                  Vice President and Chief Financial Officer