Form 10QSB
period 1998-06-30
FALMOUTH BANCORP INC
filed 1998-08-10
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                        Outstanding at
                  Class                                 June 30, 1998
       ---------------------------                      --------------
       Common Stock, Par Value $.01                        1,454,750

                 Transitional small business disclosure format:
                              Yes  [ ]    No  [X]


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION                                                 Page

Item 1   Financial Statements

         Consolidated Statements of Financial Condition June 30, 1998 and
         September 30, 1997                                                      1

         Consolidated Statements of Income For Three Months Ended June 30,
         1998 and 1997 For Nine Months Ended June 30, 1998 and 1997              2

         Consolidated Statements of Changes in Stockholders' Equity For
         Nine Months Ended June 30, 1998 and 1997                                3

         Consolidated Statements of Cash Flows For Nine Months Ended
         June 30, 1998 and 1997                                                  4

         Notes To Consolidated Financial Statements                            5-6

Item 2   Management's Discussion and Analysis of Financial Condition          7-11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                      12

Item 2.  Changes in Securities and Use of Proceeds                              12

Item 3.  Defaults Upon Senior Debt                                              12

Item 4.  Submission of Matters to a Vote of Security Holders                    12

Item 5.  Other Information                                                      12

Item 6.  Exhibits and Reports on Form 8-K
            (a)  Exhibit 27 - Financial Data Schedule*
            (b)  Reports on 8-K
                 None

                *Submitted only with filing in electronic format


Part I. Item I.

                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  June 30,      September 30,
                                                                    1998            1997
                                                                ------------    -------------
                                                                (unaudited)

Assets
  Cash and due from banks                                       $  2,193,772    $  2,563,517
  Federal funds sold                                               2,304,685       1,352,403
                                                                ----------------------------
  Total cash and cash equivalents                                  4,498,457       3,915,920
                                                                ----------------------------
  Investment securities                                           23,018,646      35,996,739
  Federal Home Loan Bank stock, at cost                              562,800         405,200
  Loans, net                                                      78,806,387      53,881,171
  Premises and equipment                                           2,429,964         999,707
  Accrued interest receivable                                        598,047         614,289
  Cooperative Central Bank Reserve Fund Deposit                      395,395         285,680
  Other assets                                                       213,611         292,478
                                                                ----------------------------
      Total assets                                              $110,523,307    $ 96,391,184
                                                                ============================

Liabilities and Stockholders' Equity:

Liabilities:
  Demand deposits                                               $  5,133,964    $  3,136,116
  Savings and NOW deposits                                        34,705,153      31,922,355
  Time deposits                                                   39,801,278      37,132,618
                                                                ----------------------------
       Total deposits                                             79,640,395      72,191,089
                                                                ----------------------------
  Repurchase agreements                                              469,149              --
  Short term advances from FHLB                                    3,155,000              --
  Long term borrowing from FHLB                                    3,000,000              --
  Employee Stock Ownership Plan loan                                      --         741,923
  Other liabilities                                                  627,899         652,656
                                                                ----------------------------
      Total liabilities                                           86,892,443      73,585,668
                                                                ----------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued and outstanding 1,454,750
   shares                                                             14,547          14,547
  Common stock purchased under RRP                                  (293,142)             --
  Paid-in capital                                                 13,987,973      13,782,498
  Retained earnings                                                9,982,095       9,334,011
  Employee Stock Ownership Plan loan                                (676,084)       (741,923)
  Net unrealized gain on available-for-sale securities               615,475         416,383
                                                                ----------------------------
      Total stockholders' equity                                  23,630,864      22,805,516
                                                                ----------------------------
      Total liabilities and stockholders' equity                $110,523,307    $ 96,391,184
                                                                ============================


          See Notes to Consolidated Condensed Financial Statements


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                (unaudited)                (unaudited)
                                                            Three Months Ended          Nine Months Ended
                                                                 June 30,                    June 30,
                                                         ------------------------    ------------------------
                                                            1998          1997          1998          1997
                                                         ----------------------------------------------------
Interest and dividend income:
  Interest and fees on loans                             $1,442,919    $  965,031    $3,815,237    $2,728,258
  Interest and dividends on investment securities           370,295       509,222     1,367,061     1,752,089
  Interest on short-term investments                         28,051        47,858       136,209        98,392
                                                         ----------------------------------------------------
     Total interest and dividend income                   1,841,265     1,522,111     5,318,507     4,578,739
                                                         ----------------------------------------------------
Interest expense:
  Interest expense on deposits                              743,056       682,414     2,175,966     2,042,703
  Interest expense on borrowings                             64,091            --       117,376            --
                                                         ----------------------------------------------------
     Total interest expense                                 807,147       682,414     2,293,342     2,042,703
                                                         ----------------------------------------------------
     Net interest and dividend income                     1,034,118       839,697     3,025,165     2,536,036
  Provision for loan losses                                   6,000            --        16,000            --
                                                         ----------------------------------------------------
     Net interest and dividend income after provision
      for possible loan losses                            1,028,118       839,697     3,009,165     2,536,036
                                                         ----------------------------------------------------
Other income
  Service charges                                            17,559        14,391        52,649        39,060
  Other fee income                                           13,184         7,918        38,447        28,219
  Gain on sale of investment securities, net                133,890        13,445       352,136        47,036
  Other operating income                                     11,277         7,252        53,331        48,334
                                                         ----------------------------------------------------
      Total other income                                    175,910        43,006       496,563       162,649
                                                         ----------------------------------------------------
Other expense:
  Salaries and employee benefits                            403,296       324,314     1,134,888       986,946
  Deposit insurance expense                                   2,219         2,095         6,635         4,216
  Data processing expense                                    53,931        37,184       146,653       103,117
  Directors' fees                                            24,656        15,865        55,310        53,645
  Legal and professional fees                                66,602        42,225       199,669       159,891
  Other operating expenses                                  207,280       197,016       584,695       539,935
                                                         ----------------------------------------------------
      Total other expense                                   757,984       618,699     2,127,850     1,847,750
                                                         ----------------------------------------------------
      Income before taxes                                   446,044       264,004     1,377,878       850,935
  Income taxes                                              164,700        92,300       495,100       311,400
                                                         ----------------------------------------------------
      Net income                                         $  281,344    $  171,704    $  882,778    $  539,535
                                                         ====================================================

  Earnings per common share, basic                       $     0.20    $     0.13    $     0.64    $     0.39
                                                         ====================================================
  Earnings per common share, assuming dilution           $     0.20    $     0.13    $     0.62    $     0.39
                                                         ====================================================


          See Notes to Consolidated Condensed Financial Statements


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (unaudited)


                                                                                             Net
                                                                                          Unrealized
                                                  Common                                 Holding Gain    Employee
                                                   stock      Additional                 on Available-     Stock
                                       Common    purchased      Paid-in      Retained      for-sale      Ownership
                                        Stock    under RRP      Capital      Earnings     Securities     Plan Loan       Total
                                       -------   ----------   -----------   ----------   -------------   ----------   -----------

Balance, September 30, 1996 as
 restated                              $14,547                $13,729,102   $8,856,291     $143,685      $(829,208)   $21,914,417
ESOP compensation expense                                          15,173                                                  15,173
Principal payments on ESOP loan                                                                             30,490         30,490
Dividends declared                                                            (205,774)                                  (205,774)
Net Income                                                                     539,535                                    539,535
Net change in unrealized gain on
 available-for-sale securities                                                              116,404                       116,404
                                       ------------------------------------------------------------------------------------------
Balance, June 30, 1997 as restated     $14,547   $      --    $13,744,275   $9,190,052     $260,089      $(798,718)   $22,410,245
                                       ==========================================================================================

Balance, September 30, 1997 as
 restated                              $14,547                $13,782,498   $9,334,011     $416,383      $(741,923)   $22,805,516
Employee Stock Ownership Plan                                      73,931                                                  73,931
Principal payments on ESOP loan                                                                             65,839         65,839
Net income                                                                     882,778                                    882,778
Dividends declared                                                            (234,694)                                  (234,694)
Accrual for RRP                                                   131,544                                                 131,544
Purchase of shares to fund awards
 under RRP                                       $(293,142)                                                              (293,142)
Net change in unrealized gain on
 available-for-sale securities                                                              199,092                       199,092
                                       ------------------------------------------------------------------------------------------
Balance, June 30, 1998                 $14,547   $(293,142)   $13,987,973   $9,982,095     $615,475      $(676,084)   $23,630,864
                                       ==========================================================================================


          See Notes to Consolidated Condensed Financial Statements


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (unaudited)
                                                                   Nine months ended
                                                                        June 30,
                                                                     (in thousands)
                                                                  --------------------
                                                                    1998        1997
                                                                  --------    --------
Operating activities:
  Net income                                                      $    883    $    540
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  Disposal of fixed assets                                              27          10
  Provision for possible loan losses                                    16          --
  Amortization of investment securities, net                            42           8
  Change in unearned income                                            (24)        (22)
  (Gain) loss on sales of investment securities, net                  (352)        (47)
  Depreciation                                                         128          53
  (Increase) decrease in other assets                                   95         (26)
  Increase (decrease) in other liabilities                             (92)        153
                                                                  --------------------
  Net cash provided by (used in) operating activities                  723         669
                                                                  --------------------

Investing activities:
  Purchases of available-for-sale securities                        (4,178)     (9,457)
  Purchases of held-to-maturity securities                              --      (2,000)
  Proceeds from sales of available-for-sale securities               7,501       2,434
  Proceeds from maturities of available-for-sale securities          5,884       7,451
  Proceeds from maturities of held-to-maturity securities            4,398      11,440
  Net increase in loans                                            (24,901)    (10,304)
  Purchase of FHLB stock                                              (158)       (104)
  Net increase in short term investments                                --         107
  Increase in Co-operative Central Bank deposit                       (110)         --
  Purchase of premises and equipment                                (1,585)       (492)
                                                                  --------------------
  Net cash provided by (used in) investing activities              (13,149)       (925)
                                                                  --------------------

Financing activities:
  ESOP loan                                                           (742)         --
  Advances/borrowings from FHLB                                      6,155          --
  Common stock purchased under RRP, net of accrual                    (162)         --
  ESOP compensation expense                                             74          15
  Dividends paid                                                      (235)       (206)
  Net increase in repurchase agreements                                469          --
  Net increase (decrease) in demand deposits, savings
   accounts, and NOW deposits                                        4,781       4,111
  Net increase (decrease) in time deposits                           2,669        (422)
                                                                  --------------------
  Net cash provided by (used in) financing activities               13,009       3,498
                                                                  --------------------

  Increase (decrease) in cash and cash equivalents                     583       3,242
  Cash and cash equivalents at beginning of period                   3,916       1,172
                                                                  --------------------
  Cash and cash equivalents at end of period                      $  4,499    $  4,414
                                                                  ====================

Supplemental disclosures:
  Interest paid                                                   $  2,293    $  2,043
                                                                  ====================
  Income taxes paid                                               $    630    $    340
                                                                  ====================


          See Notes to Consolidated Condensed Financial Statements


                             FALMOUTH BANCORP, INC.
                                AND SUBSIDIARIES

             Notes to Unaudited Consolidated Financial Statements


      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Falmouth Co-operative Bank (the "Bank") as of June 30, 1998 and September 30, 1997. The results of operations for the three month and nine month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. The financial statements prior to October 14, 1997 include only the accounts of the Bank unless otherwise adjusted. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

      Note 3 - Reorganization

      The Company was organized in November, 1996 and was reorganized on October 14, 1997 at the direction of the Stockholders and the Directors of the Falmouth Co-operative Bank, whereby the Company became the sole owner of the Bank. Upon completion of the reorganization, Falmouth Bancorp, Inc. issued 1,454,750 shares of common stock at $.01 par value in exchange for all the Bank's 1,454,750 issued and outstanding shares of $.10 par value common stock on a share for share basis. In addition, the Company replaced the Bank as the issuer listed on the American Stock Exchange (AMEX) retaining the symbol "FCB".

      At this time the Company conducts business as a Massachusetts Co-operative Bank and the principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank.

      Note 4 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended June 30, 1998 has been calculated according to the guidelines of Statement 128 and EPS for the quarter ended June 30, 1997 has been restated to conform with Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:

                                                            (Numerator)    (Denominator)    Amount
                                                            -----------    -------------    ------

Quarter ended June 30, 1998
Basic EPS
---------
  Net income and income available to common stockholders     $ 281,344      $ 1,380,557     $ .20
  Effect of dilutive securities options and warrants                --           37,799
                                                             --------------------------
Diluted EPS
-----------
  Income available to common stockholders                    $ 281,344      $ 1,418,356       .20
                                                             ==========================

Quarter Ended June 30, 1997 - As restated
Basic EPS
---------
  Net income and income available to common stockholders     $ 171,704        1,371,829       .13
  Effect of dilutive securities options and warrants                --               --
                                                             --------------------------
Diluted EPS
-----------
  Income available to common stockholders                    $ 171,704       $1,371,829       .13
                                                             ==========================

      Note 5 - Dividends

      On May 19, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.06 per share of common stock which was paid on June 22, 1998.

      Note 6 - Recent Developments

      On October 21, 1997, the Company announced a repurchase program to proceed as soon as practical and continue for a period of up to 12 months. The Repurchase program authorizes the Company to repurchase into treasury stock up to 72,738 shares, or five percent, of its 1,454,750 outstanding shares of common stock. During the quarter ended June 30, 1998, the Company did not repurchase any shares of the Company's common stock.


Part I. Item 2.

                          Management's Discussion and
                        Analysis of Financial Condition

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization"). At June 30, 1998, there were 14,454,750 shares outstanding. The Company's stock trades on the American Stock Exchange under "FCB".

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

Comparison of Financial Condition at June 30, 1998 and September 30, 1997.

      The Company's total assets increased by $14.1 million or 14.66% for the nine months ended June 30, 1998 from $96.4 million at September 30, 1997 to $110.5 million at June 30, 1998. Total deposits increased $7.4 million or 10.32% from $72.2 million at September 30, 1997, to $79.6 million at June 30, 1998. This increase was due, in part, by the success of two branch offices added during the past 18 months. Total net loans were $78.8 million or 98.9% of total deposits at June 30, 1998 as compared to $53.9 million or 74.6% of total deposits at September 30, 1997, representing an increase of $24.9 million in net loans since September 30, 1997. This is due partly to the Bank's continued focus on increasing its market share in residential mortgages and the continued strong local real estate market. Investment securities were $23 million or 20.8% of total assets at June 30, 1998 as compared to $36 million or 37.3% of total assets at September 30, 1997. The proceeds from maturing securities were primarily redeployed to fund an increased volume of loan production. The Bank's investment in real estate has become the new location of the East Falmouth office and the leasehold interest in the former location of the East Falmouth office has been included in the "Premises and equipment" account on the balance sheet.

      Borrowings from the Federal Home Loan Bank of Boston in the amount of $6.2 million were used to supplement the funding of loan originations. New products involving sweep accounts for commercial deposit accounts provide for repurchase agreements in the amount of $469,000.

      Stockholders' equity was $23.6 million at June 30, 1998 as compared to $22.8 million at September 30, 1997, an increase of $825,000 which includes an increase in unrealized gain on available-for-sale securities of $199,000 from $416,000 to $615,000 at June 30, 1998.

      The ratio of the loan loss reserves to total loans was .66%. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions and the level of credit risk in the loan portfolio. Due to the substantial increase in net loans, however, the Bank may periodically make additional provisions as deemed necessary to maintain a sufficient loan loss reserve to total loan ratio. Additionally, existing provisions may be allocated to acknowledge any credit risks identified by our Year 2000 analysis. The Bank increased its loan loss provisions by $16,000 during the nine months ended June 30, 1998.

Comparison of Operating Results

   Three Months Ended June 30, 1998 and 1997.

      Net Income. The Company's net income for the three months ended June 30, 1998 was $281,000 as compared to $172,000 at June 30, 1997, an increase of $110,000 or 64%. Interest and fee income on loans increased 50% due to the greater loan activity at the Bank. Gains on the sale of investments grew from $13,000 to $134,000, an increase of $121,000 as compared to the same quarter of the previous year.

      Interest Income. Total interest and dividend income for the three months ended June 30, 1998 was $1,841,000 an increase of $319,000, as compared to $1,522,000 for the three months ended June 30, 1997. Interest and dividend income is attributable to continued growth in the loan portfolio which showed and increase in interest and fee income of $478,000. This was partially offset by a decrease in income on investment securities of $139,000. Some maturing securities were used to fund the increase in loans. Management expects income derived from loan assets to increase, while income from investment securities assets to remain relatively constant as the Bank will try to maintain its securities portfolio at the current level and fund loans with matched borrowings from the Federal Home Loan Bank of Boston.

      Interest Expense. Interest expense for the three months ended June 30, 1998 was $807,000, which includes $64,000 interest paid on short and long term borrowings, an increase of $125,000 over the three months ending June 30, 1997. The increase was due to increases in both interest bearing deposit liabilities and borrowings. Management expects some interim borrowings as the Bank continues to restructure its balance sheet by matching its borrowings to loans, increasing deposits and maintaining its current level of securities.

      Net Interest Income. Net interest income for the three months ended June 30, 1998 was $1,034,000 as compared with $840,000 for the three months ended June 30, 1997. The increase of $194,000 was the result of loan growth. The net interest margin for the three months ended June 30, 1998 was 3.94%, an increase of 27 basis points as compared to 3.67% for the three months ended June 30, 1997. The annualized return on average assets (ROA) for the three months ended June 30, 1998 was 1.03%, an increase of 28 basis points as compared to 75 basis points for the same period of the prior year. The primary reason for the increase in the ROA was the deployment of proceeds from maturing securities into an increased volume of residential loans originated during the reporting period.

      Provision for Loan Losses. The Bank added $6,000 to its provision for loan loss account to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision of $517,000 to be adequate and believes the level of credit risk to be comparable to the prior reporting period. As of the reporting date, the Bank had no loan assets classified as doubtful or loss. Existing provisions of $42,000 have been allocated to address the potential credit risk that may be present in the commercial loan portfolio due to year 2000 considerations. Other Income. Other income for the three months ended June 30, 1998 was $176,000 as compared to $43,000 for the three months ended June 30, 1997. The $133,000 increase is primarily the result of realized gains on the sale of investment securities and a 60% increase in other fee income from $8,000 to $13,000 at June 30, 1998.

      Operating Expenses. Operating expenses for the three months ended June 30, 1998 were $758,000 as compared to $619,000 for the three months ended June 30, 1997. The $139,000 increase was primarily due to an increase in salaries and employee benefits of $79,000, an increase in data processing expense of $17,000, legal and professional fees of $25,000, directors' fees of $9,000, and other operating expenses of $10,000, which includes a loss on the sale of equipment in the amount of $14,000. The increase in expenses is due mainly to the Company's overall growth. Commissions paid for loan originations represent the major portion of the increase in salary costs. An increase in personnel was necessary due to the branch expansion. The increase in data processing costs is due primarily to the expanded number of teller terminals operating at our new branch locations and the implementation of On Call a "bank by phone" system which will be fully operational in the fourth quarter. The ratio of operating expenses to average total assets for the three months ended June 30, 1998 is 2.74% as compared to 2.63% for the three months ended June 30, 1997, a 4.2% increase.

   Nine months Ended June 30, 1998 and 1997.

      Net Income. The Company's net income for the nine months ended June 30, 1998 was $883,000 as compared to $540,000 at June 30, 1997, an increase of $343,000 or 64%.. Interest and fee income on loans was up 40% due to the increased loan activity at the Bank. Gains on the sale of investments was $352,000, up from $47,000 for the same period last year. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and low cost matched borrowings.

      Interest Income. Total interest and dividend income for the nine months ended June 30, 1998 was $5.3 million, an increase of $740,000 as compared to $4.6 million for the nine months period ended June 30, 1997. The increase in interest and dividend income is attributable to growth in the loan portfolio which realized an increase in interest and fee income of $1.1 million. This was partially offset by a decrease in income on investment securities of $385,000. Management expects income derived from loan assets to continue to increase with interest on investments remaining relatively constant while interest on matched borrowings will increase as a result of the use of FHLB advances to fund loans.

      Interest Expense. Interest expense for the nine months ending June 30, 1998 was $2.3 million which includes $117,000 in interest on borrowings, an increase of $251,000 from $2.0 million for the nine months ended June 30, 1997. The increase was due to increases in both interest bearing deposit liabilities and borrowings. Management expects some additional interim borrowings as the bank continues to restructure its balance sheet.

      Net Interest Income. Net interest income for the nine month period ending June 30, 1998 was $3.0 million as compared with $2.5 million for the nine months ended June 30, 1997. The increase of $489,000 was the result of increased interest and fees on loans realized from the increased dollar amount of the loan portfolio, partially offset by a decrease in interest and dividend income from investment securities. The net interest margin for the nine months ending June 30, 1998 was 4.04%, an increase of 23 basis points as compared to 3.81% for the nine months ended June 30, 1997. The annualized return on average assets (ROA) for the nine months period ended June 30, 1998 was 1.15%, an increase of 35 basis points as compared to 80 basis points for the same period of the prior year. The primary reason for the increase in the ROA was the deployment of proceeds from maturing securities into an increased volume of residential loans originated and overall growth during the reporting period.

      Provision for Loan Losses. The Bank added $16,000 to its provision for loan loss account to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision to be adequate and believes the level of credit risk to be comparable to the prior reporting period. However, resources have been allocated in the current period toward potential Year 2000 credit risk problems. The Bank will continue to increase the reserve as the portfolio warrants.

      Other Income. Other income for the nine months ended June 30, 1998 was $497,000 as compared to $163,000 for the nine months ended June 30, 1997. The $334,000 increase is primarily the result of realized gains on the sale of investment securities. Sales have been made and gains taken on several equity securities when the market was favorable to do so.

      Operating Expenses. Operating expenses for the nine months ended June 30, 1998 were $2.1 million as compared to $1.8 million for the nine months ended June 30, 1997. The $280,000 increase is primarily due to an increase in salaries and employee benefits of $148,000, an increase in data processing expense of $44,000 and an increase in legal and professional fees of $40,000. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 1998 is 2.76% as compared to 2.68% for the nine month period ended June 30, 1997.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgaged-backed securities, Federal Home Loan Bank advances, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 1998 was 22.68%.

      A major portion of the Bank's liquidity consists of short-term U.S. Government obligations as well as other marketable assets. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 1998, regulatory liquidity totaled $19.0 million. The primary investing activities of the Bank include origination of loans and purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At June 30, 1998, the Bank had an outstanding advances from the FHLB of Boston in the amount of $6.2 million in short and long term borrowings. As these advances mature, the Bank will continue to rewrite them as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At June 30, 1998, the Bank had $12.0 million in outstanding commitments to fund and originate loans. The Bank anticipates that it may not have sufficient funds available to meet its current loan commitments without further matched borrowing from the Federal Home Loan Bank of Boston. It is anticipated that further matched borrowings will be made as needed. Certificates of deposit which are scheduled to mature in one year or less totaled $32.6 million at June 30, 1998. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 1998, the Bank exceeded all of its regulatory capital requirements.

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

      The Bank has created a Year 2000 Steering Committee (the "Committee") comprised of representatives of the Bank's lending, branch administration, and operations areas. The Committee is chaired by the Bank's Vice President & Treasurer. The Committee meets on a regular basis to monitor and discuss continuing developments and to ensure that certain milestones will be met in accordance with the Bank's Year 2000 Plan.. The Committee also acts as a sounding board and resource for Bank customers, vendors, regulators and employees.

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

      The Board of Directors, management, employees, vendors customers and the public in general are being kept informed of the issues regarding the Year 2000. With the support of the Directors and Senior management, the Committee has mailed letters to business relationships informing them of the Bank's commitment to Year 2000 issues and requesting information regarding theirs. Newsletters, stuffers, general and personal mailings, statement messages and other means of communication have been utilized to increase awareness and obtain information.

      Falmouth Bancorp, Inc. believes that it is substantially compliant at this time. Vendors and correspondents have been contacted and follow ups have been scheduled. Changes in hardware, software, and procedures have been and will continue to be developed to assist the Bank and its customers to operate successfully in the Year 2000 and beyond.

      A testing plan has been developed with the Bank's service provider and the systems will be tested "on-line" beginning in the first quarter of fiscal 1999. The service provider will also be testing with third party interfaces, such as automated clearing houses, during this period. The Bank recently installed its Year 2000 compliant record retention and retrieval system and is currently testing it parallel to the non-Year 2000 compliant system. Additionally, all controlling PCs such as gateways and file servers have been upgraded to Pentium II processors and are now Year 2000 compliant.


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

                                     FALMOUTH BANCORP, INC.
                                     (Registrant)


Date:  August 10, 1998               By: /s/ Santo P. Pasqualucci
                                     ------------------------------------------
                                     Santo P. Pasqualucci
                                     President and Chief Executive Officer


Date:  August 10, 1998                By: /s/ George E. Young, III
                                     ------------------------------------------
                                     George E. Young, III
                                     Vice President and Chief Financial Officer