Form 10KSB
period 1998-09-30
FALMOUTH BANCORP INC
filed 1998-12-29
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1998

                       Commission File No.:  01-13465

                           FALMOUTH BANCORP, INC.
               (Name of small business issuer in its charter)

              Delaware                               04-3337685
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

               20 Davis Straits, Falmouth, Massachusetts 02540
                  (Address of principal executive offices)
                               (508) 548-3500
                         (Issuer's Telephone Number)

Securities registered pursuant to section 12(b) of the Exchange Act:
      Title of each class              Name of Exchange on which registered:
      Common Stock, par value $0.01           American Stock Exchange
       per share

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes   X   No
                -----    -----

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

      The revenues for the issuer's fiscal year ended September 30, 1998 are $8,256,437

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On November 27, 1998: $19,031,908.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,338,341 shares outstanding as of December 19, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 18, 1998, and the 1998 Annual Report to Stockholders for the fiscal year ended September 30, 1998, which has not previously been mailed to the Commission, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                              TABLE OF CONTENTS
                              -----------------

                                                                         Page
                                                                         ----

PART I

       ITEM 1.    BUSINESS                                                 1
       ITEM 2.    DESCRIPTION OF PROPERTY                                 27
       ITEM 3.    LEGAL PROCEEDINGS                                       27
       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     27

PART II

       ITEM 5.    MARKET FOR THE BANK'S COMMON STOCK
                   AND RELATED STOCKHOLDER MATTERS                        27
      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                    27
      ITEM 7.     FINANCIAL STATEMENTS                                    27
      ITEM 8.     CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                    27

PART III

      ITEM 9.     DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK            28
      ITEM 10.    EXECUTIVE COMPENSATION                                  28
      ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                             28
      ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          28
      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                        28

                                   PART I

ITEM 1.     BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of the Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization") whereby the Bank became the wholly-owned subsidiary of the Company. At September 30, 1998, there were 1,401,784 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's Common Stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank for fiscal 1997 and the period prior to the Reorganization, and the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries thereafter.

      The Bank had total assets of $105.8 million as of September 30, 1998. The Bank conducts its business through an office located in Falmouth, Massachusetts, where it was originally founded in 1925 as a Massachusetts chartered mutual co-operative Bank, and two branches located in East Falmouth and North Falmouth, Massachusetts. The Bank's deposits are currently insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank of Massachusetts.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its office in Falmouth, Massachusetts. In February, 1997, the Bank opened a new branch located in East Falmouth and in August, 1997, the Bank
opened a branch in North Falmouth.   In February 1998 and May 1998, the
North Falmouth and East Falmouth offices respectively, moved to improved permanent facilities. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions) which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

      To a lesser extent, the Bank also makes commercial real estate loans and consumer loans, including passbook loans, automobile, home equity and other consumer loans. The Bank originates both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans with adjustable interest rates, and makes other investments which allow the Bank to more closely match the interest rate and maturities of its assets and liabilities.

Market Area

      The Bank considers its primary market area to be the communities of Falmouth and Mashpee in Barnstable County, which is located in the Cape Cod region of Massachusetts, approximately 72 miles south of Boston. The year-round population of Barnstable County is over 200,000. The majority of the Bank's lending has been in Falmouth and Mashpee. The Cape Cod region is a major recreational resort/retirement community, with seasonal tourism being the most significant economic activity. Falmouth's year-round population of 29,585 (1996 census) increases to a summer population of approximately 70,000. Visitors find accommodations in the many motels, hotels and inns in the area. Falmouth has approximately 44 miles of ocean and lake shoreline. There are nine harbors and inlets, some with docking and most with mooring facilities. Two major harbors offer access, via ferry, to the island of Martha's Vineyard with service to the island of Nantucket during the summer months from Woods Hole. In addition to swimming, boating, fishing and other forms of water recreation, Falmouth also has four public and two private golf courses.

      The major employers in the Falmouth area are the Woods Hole
Oceanographic Institute, with approximately 800 employees, Falmouth Hospital, with 750 employees and Woods Hole, Martha's Vineyard and Nantucket Steamship Authority, with 500 employees. Other major employers include Marine Biological Laboratories and ORE International, Inc.

Employees

      At September 30, 1998, the Bank employed 27 full-time and 5 part-time employees.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 15 years. Historically, fixed-rate loans with terms in excess of 15 years were sold in the secondary market. Loan originations for the year ended September 30, 1998, achieved the unprecedented level of $45.1 million and were primarily single family residential loans. During this period, the Bank was ranked as one of the largest producers of residential mortgage loans while achieving a greater market share. The mortgage market in the Falmouth area was unusually vigorous in both the purchase money and refinance categories during fiscal 1998 due to the decline in the general level of interest rates and, in particular, rates on mortgage loans. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $4.1 million in loans for FNMA and $3.4 million with another mortgage company at September 30, 1998. The Bank's five largest loans to one borrower, outstanding as of September 30, 1998, ranged from $400,000 to $1.04 million.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                      At September 30,
                              -------------------------------------------------------------------------------------------------
                                    1998                1997                1996                1995                1994
                              -----------------   -----------------   -----------------   -----------------   -----------------
                              Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                              ------    -------   ------    -------   ------    -------   ------    -------   ------    -------
                                                                   (Dollars in thousands)

Residential mortgage loans    $69,967    87.56%   $48,367    87.14%   $33,993    82.57%   $26,094    78.67%   $22,029    78.33%
Commercial real estate loans    4,054     5.07      2,425     4.37      4,347    10.56      3,538    10.67      3,111    11.06
Consumer loans                    566      .71        877     1.58        771     1.87        819     2.47        832     2.96
Home equity loans               3,897     4.88      2,756     4.96      1,683     4.09      1,890     5.70      2,150     7.65
Commercial loans                1,422     1.78      1,079     1.95        373      .91        830     2.49         --       --
                              -------   ------     ------   ------     ------   ------     ------   ------     ------   ------
Total loans                    79,906   100.00%    55,504   100.00%    41,167   100.00%    33,171   100.00%    28,122   100.00%
                              -------   ======     ------   ======     ------   ======     ------   ======     ------   ======

Less:
Unearned income                    45                  97                 143                 121                 101
Unadvanced  principal           1,679               1,025                 289                 102                 127
Allowance for loan losses         527                 501                 498                 445                 310
                              -------             -------             -------             -------             -------
Loans, net                    $77,655             $53,881             $40,237             $32,503             $27,584
                              =======             =======             =======             =======             =======

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 1998, loans on one- to four-family residential properties accounted for 87.6% of the Bank's loan portfolio.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses which permits the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

      The Bank makes conventional mortgage loans and it uses standard FNMA documents to allow for the sale of loans in the secondary mortgage market. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or purchase price of the property, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 80%.

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

      During the year ended September 30, 1998, the Bank originated $7.9 million in adjustable-rate mortgage loans and $30.4 million in fixed-rate mortgage loans. Approximately 15.9% of all loan originations during fiscal 1998 were refinancings of loans already in the Bank's loan portfolio. At September 30, 1998, the Bank's loan portfolio included $25.7 million in adjustable-rate one- to four-family residential mortgage loans or 32.9% of the Bank's total loan portfolio, and $43.0 million in fixed-rate one- to four-family residential mortgage loans, or 55.0% of the Bank's total loan portfolio.

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

      Commercial Real Estate Loans. At September 30, 1998, the Bank's commercial real estate loan portfolio totaled $4.1 million, or 5.07% of total loans. The Bank's largest loan is a commercial loan with an outstanding balance of $725,000 at September 30, 1998 secured by an office complex located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 1998, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans which are loans secured by available equity based on the appraised value of one- to four-family residential property. If the Bank currently holds the first mortgage on the property securing the loan, home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). If the Bank does not hold the first mortgage, home equity loans are limited to 70% of the appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of ten years or less. At September 30, 1998, the Bank had $8.4 million in home equity loans with unused credit available to existing borrowers of $4.7 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 1998, the consumer loan portfolio totaled $566,000 or 0.71% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 1998, the total amount of passbook and other consumer loans was $444,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 1998, the total amount of automobile loans was $122,000.

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

      Commercial Loans. In August 1994, the Bank hired a commercial loan officer with over 18 years of experience in commercial lending in the Falmouth market for the purpose of establishing a commercial lending program for the Bank. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally be limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 1998 the Bank's commercial loan portfolio totaled $1.4 million.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30,1998, the Bank had $4.5 million in loan commitments outstanding, for the origination of one- to four-family residential real estate loans.

      Loan Solicitation Origination and Loan Fees. The Bank originates loans through its main office located in Falmouth, Massachusetts and two branch offices located in East and North Falmouth. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

      The Bank has one full-time residential loan originator who is compensated by salary and commission. The originator meets with applicants at their convenience and location and is in regular contact with real estate brokers, attorneys, accountants, building contractors, developers and others in the Bank's local market area. The Bank increased its advertising in locally distributed newspapers and has utilized local radio advertising to increase market share of residential loan originations.

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

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and the Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan. At September 30, 1998, the amount of deferred loan origination fees was $288,000.

      Loan Maturities. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                          At September 30, 1998(1)
                                      ---------------------------------
                                       Real       Consumer       Total
                                      Estate      and Other      Loans
                                      ---------------------------------
                                               (In thousands)

Total loans scheduled to mature:
  In one year or less                 $ 3,279      $ 1,855      $ 5,134
  After one year through five years     2,980          898        3,878
  Beyond five years                    65,821        3,349       69,170
                                      ---------------------------------
    Total                             $72,080      $ 6,102      $78,182
                                      =================================

Loan balance by type scheduled to
 mature after one year:
  Fixed                               $43,437      $ 1,243      $44,680
  Adjustable                          $25,364      $ 3,004      $28,368

--------------------
<F1>  Net of unearned income and unadvanced principal.


      Originations and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the
periods indicated.    In recent years, the Bank has been retaining more of
its fixed-rate residential loans in excess of 15-year term with the intent of selling such loans service retained.

                                                  Years Ended September 30,
                                  --------------------------------------------------------
                                    1998        1997        1996        1995        1994
                                    -----       ----        ----        ----        ----
                                                       (In thousands)

Beginning balance(1)              $ 54,382     $40,735     $32,948     $27,894     $29,233
                                  --------------------------------------------------------
Mortgage loan originations(2)       41,356      18,712      13,090       8,722       6,214
Consumer loan originations           2,015       3,145       1,844         964         613
Commercial loan originations         1,752       1,710       1,321       1,127           -
Less:
  Amortization and payoffs(3)      (14,286)     (9,920)     (8,468)     (5,310)     (5,496)
  Transfers to OREO                      -           -           -           -           -
                                  --------------------------------------------------------
  Net loans originated              30,837      13,647       7,787       5,503       1,331
                                  --------------------------------------------------------
  Total loans sold                  (7,037)          -           -        (449)     (2,670)
                                  --------------------------------------------------------
Ending balance(1)                 $ 78,182     $54,382     $40,735     $32,948     $27,894
                                  ========================================================

--------------------
<F1>  Net of unearned income and unadvanced principal.
<F2>  Includes residential and commercial real estate loans.
<F3>  Includes unadvanced principal.


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

                                               At September 30,
                                   -----------------------------------------
                                   1998     1997     1996     1995     1994
                                   ----     ----     ----     ----     ----
                                            (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-
 performing loans)                 $ 65     $290     $ 81     $ --     $  62

Loans 30-89 days past due as a
 percent of total loans             .08%     .53%     .20%      --%      .22%

Non-performing loans:
  (90 days past due)               $ --     $ 30     $ 14     $ --     $ 322

OREO                               $ --     $ --     $ --     $ --     $  --

    Total non-performing
     assets                        $ --     $ 30     $ 14     $ --     $ 322

Non-performing loans as a
 percent of total loans              --%     .06%     .03%      --%     1.15%

Non-performing assets as a
 percent of total assets             --%     .03%     .02%      --%      .43%


      During the year ended September 30, 1998, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 1998, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 1998, the Bank had no assets classified as special mention or doubtful, and $95,078 in assets designated as substandard and $4,517 classified as loss.

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

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.

                                                              Year Ended September 30,
                                            ----------------------------------------------------------
                                             1998            1997         1996        1995        1994
                                             ----            ----         ----        ----        ----
                                                               (Dollars in thousands)

Average loans, net                          $69,258        $ 47,288     $ 36,387     $30,244     $28,283

Period-end total loans                       78,182(1)       54,382       40,735      32,948      27,894

Allowance for loan losses at
 beginning of period                            501             498          445        310          277

Loans charged-off                                 -               -            -          -           (2)

Recoveries                                        -               3            2        135           26

Provision charged to operations                  26               -           51          -            9
                                            ------------------------------------------------------------

Allowance for loan losses at
 end of period                              $   527        $    501     $    498     $  445      $   310
                                            ============================================================

Ratios:
Allowance for loan losses as
 a percentage of period end total loans         .68%            .92%        1.22%      1.35%        1.11%

Allowance for loan losses as a
 percentage of non-performing loans               -%       1,670.00%    3,557.14%         -%       96.27%

Net charge-offs to average loans,
 net                                              -               -            -          -            -

Net charge-offs to allowance for
 loan losses                                      -               -            -          -            -

--------------------
<F1>   Net of unearned income and unadvanced principle.


      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.

                                                                 At September 30,
                   --------------------------------------------------------------------------------------------------------------
                           1998                  1997                  1996                  1995                  1994
                   --------------------- --------------------- --------------------- --------------------- ----------------------

                            Percent of            Percent of            Percent of            Percent of            Percent of
                           Loans in Each         Loans in Each         Loans in Each         Loans in Each         Loans in Each
                            Category to           Category to           Category to           Category to           Category to
                   Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                   ------  ------------- ------  ------------- ------  ------------- ------  ------------- ------  -------------
                                                              (Dollars in thousands)

Real estate
 mortgage:
  Residential       $315       87.28%     $363       86.88%     $428       82.57%     $295       78.67%     $188       78.33%

  Commercial         113        5.19        64        4.46        32       10.56        96       10.67       103       11.06

Commercial loans,
 other                44        1.82        38        1.98         8        0.91        32        2.49         -           -

Consumer,
 including home
 equity loans         55        5.71       36         6.68        30        5.96        22        8.17        19       10.61
                    --------------------------------------------------------------------------------------------------------

Total allowance
 for loan losses    $527      100.00%    $501       100.00%     $498      100.00%     $445      100.00%     $310      100.00%
                    ========================================================================================================


Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 1998, the Bank's liquidity ratio was 28.34%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

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

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 1998.

                                                                  September 30, 1998
                     -----------------------------------------------------------------------------------------------------------
                      One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Portfolio
                     ------------------  ------------------  ------------------  -------------------  --------------------------
                     Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average   Amortized  Average  Market
                       Cost      Yield     Cost      Yield     Cost      Yield     Cost      Yield      Cost      Yield   Amount
                     ---------  -------  ---------  -------  ---------  -------  ---------  -------   ---------  -------  ------
                                                                (Dollars in thousands)

U.S. Government
 Obligations          $ 4,904    5.9%     $   --      --%      $ --       --%     $   --      --%      $ 4,904    5.9%    $ 4,917

Mortgage-backed
 Securities                --     --          --      --        475      7.6       2,239     7.5         2,714    7.5       2,796

Corporate Notes
 and Bonds              6,427    7.4       3,943     6.7         --       --          --      --        10,360    7.1      10,435
                      -------             ------               ----               ------               -------            -------

Total                 $11,321    6.8%     $3,943     6.7%      $475      7.6%     $2,239     7.5%       17,978    6.8%     18,148
                      =======             ======               ====               ======               =======            =======

Marketable Equity
 Securities                                                                                              5,423    5.1       5,854

FHLB Stock                                                                                                 563    6.5         563
                                                                                                       -------            -------

Total Investment
 Portfolio                                                                                             $23,964    6.4%    $24,565
                                                                                                       =======            =======


      The following tables set forth information regarding the investment portfolio at the dates indicated.

                                                             September 30, 1998
                                     -------------------------------------------------------------------
                                            Available-for-Sale                  Held-to-Maturity
                                     --------------------------------   --------------------------------
                                     Amortized   Market                 Amortized   Market
                                       Cost      Value     Percent(1)     Cost      Value     Percent(2)
                                     ---------   ------    ----------   ---------   ------    ----------
                                                           (Dollars in thousands)

Investment securities(3):
  U.S. government obligations         $ 3,705    $ 3,713      21.9%      $1,200     $1,204       17.0%

  Other bonds and obligations           4,997      5,053      29.9        5,362      5,382       76.0

  Marketable equity securities          5,423      5,854      34.6           --         --         --

  Mortgage-backed securities(4)         2,239      2,304      13.6          475        492        7.0
                                      ---------------------------------------------------------------

      Total Investment Portfolio      $16,364    $16,924     100.0%      $7,037     $7,078      100.0%
                                      ===============================================================
                                                             September 30,
                                     ----------------------------------------------------------------
                                            1998                  1997                    1996
                                      ------------------    -------------------     -----------------
                                      Amount     Percent    Amount      Percent     Amount    Percent
                                      ------     -------    ------      -------     ------    -------
                                                          (Dollars in thousands)

Investment securities(3):
  U.S. government obligations         $ 4,913      20.5%    $14,624      40.6%      $25,486    55.9%

  Other bonds and obligations          10,415      43.5      10,292      28.6        10,440    22.9

  Marketable equity securities          5,854      24.4       7,670      21.3         6,764    14.9

  Mortgage-backed securities(4)         2,779      11.6       3,411       9.5         2,863     6.3
                                      -------------------------------------------------------------

      Total Investment Portfolio      $23,961     100.0%    $35,997     100.0%      $45,553   100.0%
                                      =============================================================

--------------------
<F1>  As a percentage of market value.
<F2>  As a percentage of amortized cost.
<F3>  Includes $3.2  million invested in Bank Investment Fund One, a mutual bond fund offered by the Co-operative Central Bank, a quasi-governmental agency, and does not include interest-earning overnight deposits of
      $5,581,233 or Federal Home Loan Bank Stock of $562,800.
<F4>  Consists of collateralized mortgage obligations, GNMA and FHLMC certificates.


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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.

                                                                    At September 30,
                       ----------------------------------------------------------------------------------------------------------
                              1998                  1997                  1996                  1995                  1994
                       ------------------    ------------------    ------------------    ------------------    ------------------
                       Amount     Percent    Amount     Percent    Amount     Percent    Amount     Percent    Amount     Percent
                       ------     -------    ------     -------    ------     -------    ------     -------    ------     -------
                                                                 (Dollars in thousands)

Savings deposits       $16,583     20.3%     $15,828     21.9%     $13,986     21.1%     $13,921     21.5%     $16,092     24.2%

NOW accounts             6,601      8.1        6,983      9.7        5,674      8.5        5,562      8.6        5,261      7.9

Money market
 deposits               11,056     13.6        9,111     12.6        7,770     11.7        8,441     13.0       10,268     15.5
                       --------------------------------------------------------------------------------------------------------

      Total             34,240     42.0       31,922     44.2       27,430     41.3       27,924     43.1       31,621     47.6
                       --------------------------------------------------------------------------------------------------------

Demand deposits          5,335      6.5        3,136      4.4          947      1.4          701      1.1          141      0.2

Certificates of
 deposit                41,944     51.5       37,133     51.4       38,066     57.3       36,157     55.8       34,666     52.2
                       --------------------------------------------------------------------------------------------------------

      Total deposits   $81,519    100.0%     $72,191    100.0%     $66,443    100.0%     $64,782   100.0%      $66,428    100.0%
                       ========================================================================================================


      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1998.

                                             Certificates
               Maturity Period                of Deposit
      ---------------------------------     --------------
                                            (In thousands)

      Within three months                       $2,303

      After three but within six months          1,630

      After six but within 12 months             2,055

      After 12 months                            2,033
                                                ------

      Total                                     $8,021
                                                ======


      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                              Years Ended September 30,
                              ----------------------------------------------------------
                                1998         1997         1996        1995        1994
                                ----         ----         ----        ----        ----
                                                    (In thousands)

Deposits                      $306,283     $179,911     $153,704     $84,785     $70,679

Withdrawals                    299,905      176,904      155,067      88,973      73,950
                              ----------------------------------------------------------

Net increase (decrease)
 before interest credited        6,378        3,007       (1,363)     (4,188)     (3,271)

Interest credited                2,950        2,740        2,786       2,542       2,128
                              ----------------------------------------------------------

Net increase (decrease)
 in deposits                  $  9,328     $  5,747     $  1,423     $(1,646)    $(1,143)
                              ==========================================================


      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $7.6 million of FHLB advances outstanding at September 30, 1998.

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

Employees

      At September 30, 1998, the Bank had 27 full-time and 5 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

                         FEDERAL AND STATE TAXATION

Federal Taxation

      General. The following is intended only as a discussion of material federal income tax matters and does not purport to be a comprehensive description of the federal income tax rules applicable to the Bank or the Registrant. The Bank's federal income tax return was last audited for the tax year ended September 30, 1975. For federal income tax purposes, the Company and the Bank, as members of the same affiliated group, file consolidated income tax returns on a September 30 fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

      Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of September 30, 1996. See Note 9 to the consolidated financial statements.

      Distributions. To that the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's "base year reserve," i.e., its reserve as of September 30, 1988, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includible in income, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

      Corporate Alternative Minimum Tax. The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Bank's AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

      Elimination of Dividends; Dividends Received Deduction. The Registrant may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

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

      The Bank's active subsidiary, Falmouth Securities Corporation, was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. Falmouth Securities Corporation has qualified as a "security corporation" under Massachusetts law, qualifying it to take advantage of the 1.32% income tax rate on gross income applicable to companies that are so classified.

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

      For additional information regarding taxation, see Note 9 of the Notes to Financial Statements.

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

Federal Banking Regulations

      Capital Requirements. Under FDIC regulations, insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks") are required to maintain minimum levels of capital. State non-member banks must satisfy a leverage capital ratio of Tier 1 capital to total assets of at least 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and is in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less most intangible assets. The FDIC and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for depository institutions, other than those that have been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System, will be 4% unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework designed to make regulatory capital requirements sensitive to differences in risk profiles among banking organizations. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. Under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"), are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers, are assigned a risk weight of 50%. Consumer loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as all other assets not specifically categorized, are assigned a risk weight of 100%. The FDIC and the other federal banking regulators adopted, effective October 1, 1998, an amendment to their risk-based capital guidelines that permits insured depository institutions to include in supplementary capital up to 45% of the pretax net unrealized holding gains on certain available-for-sale equity securities, as such gain are computed under the guidelines.

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

      The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 1998. The Bank exceeded the minimum capital adequacy requirements at September 30, 1998.

                                                    At September 30, 1998
                                    -----------------------------------------------------
                                    Capital     Percent of       Capital       Percent of
                                    Amount      Assets(1)      Requirement     Assets(1)
                                    -------     ----------     -----------     ----------
                                                   (Dollars in thousands)

      Tier 1 leverage capital       $14,104       13.62%         $4,143          4.00%

      Tier 1 risk-based capital      14,104       22.47%          2,511          4.00%

      Total risk-based capital       14,631       23.31%          5,022          8.00%

--------------------
<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets.  In calculating Tier 1 risk -
      based capital and total risk-based capital ratio, assets include total risk-weighted assets.


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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1997 was 0.0126% for BIF-assessable deposits and 0.0630% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1998, the rates of assessment for the FICO bonds is 0.0122% for BIF-assessable deposits and 0.0610 for SAIF-assessable deposits.

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

Transactions with Affiliates and Insiders

      Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, most extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. Section 23B requires that any covered transaction, and certain other transactions, including the bank's sale of assets and purchase of services from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would prevail in a comparable transaction with a non-affiliate.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institution. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 1998, of $562,800.

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

Federal Reserve System

      Pursuant to regulations of the FRB, a bank must maintain average daily reserves equal to 3.0% on the first $47.8 million of net transaction accounts, above an exempt amount of $4.7 million, plus 10% on the remainder. This percentage is subject to adjustment by the FRB. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1998, the Bank met its reserve requirements.

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

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Bank, Bancorp, any subsidiary of Bancorp and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services. See "Regulation and Supervision - Transactions with Affiliates and Insiders."

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.     DESCRIPTION OF PROPERTY.

      The following table sets forth certain information at September 30, 1998 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.

                              Year Completed or     Square         Net Book Value
                                  Acquired          Footage     at September 30, 1998
                              -----------------     -------     ---------------------

    Main Office:
    20 Davis Straits                1978            10,696            $275,550
    Falmouth, MA 02540

    Branch Offices:
    North Falmouth, MA              1998             1,706             850,404
    78 County Rd.
    N. Falmouth, MA 02556

    East Falmouth, MA               1998             2,380             602,915
    397 E. Falmouth Hwy
    E. Falmouth, MA 02536


      At September 30, 1998, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its office totaled $379,475. For more information, see Note 5 of Notes to Financial
Statements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.     MARKET FOR THE BANK'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      The following information included in the Falmouth Bancorp, Inc. 1998 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Bank's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information included in the Falmouth Bancorp, Inc. 1998 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 3 through 18 of the Annual Report.

ITEM 7.     FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference: "Financial Statements and Notes to Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 9.     DIRECTORS AND PRINCIPAL OFFICERS OF THE BANK

      The following information included in the Company's 1998 Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.    EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 - Election of Directors - Directors' Compensation," "- Compensation Table," "- Certain Employee Benefit Plans and Employment Agreements" and "- Transactions with Certain Related Persons."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference:
"Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference:
"Transactions with Certain Related Persons."

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   (1)   The following financial statements included in the 1998
                  Annual Report are incorporated herein by reference:

                      Balance Sheets - At September 30, 1998 and 1997; Statements of Income - Years Ended September 30, 1998,
                       1997 and 1996;
                      Statements of Changes in Stockholders' Equity - Years
                       Ended September 30, 1998, 1997 and 1996;
                      Statements of Cash Flows - Years Ended September 30,
                       1998, 1997 and 1996; and
                      Notes to Financial Statements - Years Ended September
                       30, 1998, 1997 and 1996

      (b)  Exhibits.  The following exhibits are either filed as part of this report or are incorporated herein by reference:

 3.1    Certificate of Incorporation of Falmouth Bancorp, Inc.(1)
 3.2    By-laws of Falmouth Bancorp, Inc.(1)
 4.3    Specimen Stock Certificate of Falmouth Bancorp, Inc.(1).
10.1 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc.(1)
10.2 1997 Recognition and Retention Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc.(1)
10.3 Agreement and Plan of Reorganization by and among Falmouth Co-operative Bank and Falmouth Bancorp, Inc., dated November 25, 1997(1)
10.4 Employment Agreement by and between Falmouth Co-operative Bank and Santo Pasqualucci.(1)
10.5 Employment Agreement by and between Falmouth Co-operative Bank and George Young.(1)
10.6    Falmouth Co-operative Bank Employee Stock Ownership Plan.(1)
10.7    Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)
13      Annual Report to Stockholders for the Year Ended September 30, 1998.
21      Subsidiaries of the Registrant.(2)
23.1    Consent of Shatswell, MacLeod & Company, P.C.
27      Financial Data Schedule.*

[FN]
--------------------
<F1>  Incorporated herein by reference Registration Statement on Form S-4
      (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
<F2>  Incorporated herein by reference Registration Statement on Form 10-KSB for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 29, 1997.

<F*>  Filed in electronic format only.


a.    Reports on Form 8-K.
None.

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

FALMOUTH BANCORP, INC.

By: /s/ Santo P. Pasqualucci
    -------------------------------------
    President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                           Title                      Date
          ----                           -----                      ----

/s/ Santo P. Pasqualucci     Director, President and Chief    December 15, 1998
--------------------------   Executive Officer
Santo P. Pasqualucci         (Principal executive officer)


/s/ George E. Young, III     Vice President and Chief         December 15, 1998
--------------------------   Financial Officer (Principal
George E. Young, III         financial officer)

/s/ John W. Holland, Jr.     Director                         December 15, 1998
--------------------------
John W. Holland, Jr.

/s/ James A. Keefe           Director                         December 15, 1998
--------------------------
James A. Keefe

/s/ Gardner L. Lewis         Director                         December 15, 1998
--------------------------
Gardner L. Lewis

/s/ John J. Lynch, Jr.       Director                         December 15, 1998
--------------------------
John J. Lynch, Jr.

/s/ Ronald L. McLane         Director                         December 15, 1998
--------------------------
Ronald L. McLane

/s/ Eileen C. Miskell        Director                         December 15, 1998
--------------------------
Eileen C. Miskell

/s/ Robert H. Moore          Director                         December 15, 1998
--------------------------
Robert H. Moore

/s/ Walter A. Murphy         Director                         December 15, 1998
--------------------------
Walter A. Murphy

/s/ William E. Newton        Director                         December 15, 1998
--------------------------
William E. Newton

/s/ Armand Ortins            Director                         December 15, 1998
--------------------------
Armand Ortins