Form 10QSB
period 1998-12-31
FALMOUTH BANCORP INC
filed 1999-02-12
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                        -----------------------------


                                 FORM 10-QSB

                                 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    ----------------

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                      04-3337685
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                   20 Davis Straits, Falmouth,  MA  02540
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
                             Yes   X    No
                                 -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                   Outstanding at
                   Class                           December 31, 1998
                   -----                           -----------------
        Common Stock, Par Value $.01                   1,387,478

               Transitional small business disclosure format:
                             Yes        No   X
                                 -----     -----


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION                                         Page

Item 1    Financial Statements

          Consolidated Statements of Financial Condition                1
          December 31, 1998 and September 30, 1998

          Consolidated Statements of Income                             2
          For Three Months Ended December 31, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity    3
          For Three Months Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows                         4-5
          For Three Months Ended December 31, 1998 and 1997

          Notes To Consolidated Financial Statements                    6-7

Item 2    Management's Discussion and Analysis of Financial Condition   8-12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             13

Item 2.   Changes in Securities and Use of Proceeds                     13

Item 3.   Defaults Upon Senior Securities                               13

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 5.   Other Information                                             13

Item 6.   Exhibits and Reports on Form 8-K
                (a)  Exhibit 27 - Financial Data Schedule*
                (b)  Reports on 8-K
                     None

              * Submitted only with filing in electronic format


FORWARD LOOKING STATEMENTS

      This quarterly report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments; and the factors described under "Management's Discussion and Analysis of Financial condition and Results of Operations - Year 2000."


Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                  December 31, 1998 and September 30, 1998


                                                                         December 31,     September 30,
                                                                             1998             1998
                                                                         ------------     -------------
                                                                         (unaudited)

ASSETS
------
Cash and due from banks                                                  $  1,333,116     $  1,705,345
Federal funds sold                                                          5,612,144        5,581,233
                                                                         -----------------------------
      Total cash and cash equivalents                                       6,945,260        7,286,578
Investments in available-for-sale securities
 (at fair value)                                                           17,359,536       16,923,523
Investments in held-to-maturity securities
 (fair values of $6,940,866 as of December
 31, 1998 and $7,078,556 as of September 30,
 1998)                                                                      5,927,580        7,037,287
Federal Home Loan Bank stock, at cost                                         562,800          562,800
Loans, net                                                                 79,624,873       77,654,939
Premises and equipment                                                      2,095,677        2,108,344
Accrued interest receivable                                                   634,363          631,590
Cooperative Central Bank Reserve Fund Deposit                                 395,395          395,395
Other assets                                                                  220,443          192,170
                                                                         -----------------------------
      Total Assets                                                       $113,765,927     $112,792,626
                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Demand deposits                                                          $  5,741,822     $  5,334,868
Savings and NOW deposits                                                   36,168,822       34,239,783
Time deposits                                                              42,126,084       41,944,116
                                                                         -----------------------------
      Total deposits                                                       84,036,728       81,518,767
Securities sold under agreements to repurchase                              1,398,843        1,080,554
Advances from Federal Home Loan Bank of Boston                              5,787,804        7,599,000
Other liabilities                                                             304,023          352,815
                                                                         -----------------------------
      Total Liabilities                                                    91,527,398       90,551,136
                                                                         -----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share and
   $.10 per share, authorized 500,000 shares; none issued
  Common stock, par value $.01 per share and $.10 per share, authorized 2,500,000 shares; issued 1,454,750 shares; outstanding
   1,387,478 shares as of December 31, 1998 and 1,401,784 shares
   as of September 30, 1998                                                    14,547           14,547
  Paid-in capital                                                          13,935,703       13,899,014
  Retained earnings                                                        10,282,525       10,204,737
  Unallocated Employee Stock Ownership Plan shares                           (631,991)        (654,038)
  Treasury stock (67,272 shares 12/31/98; 52,966 shares 9/30/98)           (1,196,965)        (952,668)
  Unearned compensation                                                      (594,417)        (594,417)
  Accumulated other comprehensive income                                      429,127          324,315
                                                                         -----------------------------
      Total stockholders' equity                                           22,238,529       22,241,490
      Total liabilities and stockholders's equity                        $113,765,927     $112,792,626
                                                                         =============================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Three Months Ended December 31, 1998 and 1997
                ---------------------------------------------


                                                                 December 31,     December 31,
                                                                     1998             1997
                                                                 ------------     ------------
                                                                 (unaudited)

Interest and dividend income:
  Interest and fees on loans                                      $1,469,648        $1,130,735
  Interest and dividends on securities:
    Taxable                                                          257,327           453,134
    Dividends on marketable equity securities                         25,881            41,429
Dividends on Cooperative Bank Investment and Liquidity Funds          42,622            59,331
Other interest                                                        67,124            52,058
                                                                  ----------------------------
      Total interest and dividend income                           1,862,602         1,736,687
                                                                  ----------------------------

Interest expense:
  Interest on deposits                                               773,059           710,036
  Interest on securities sold under agreements to repurchase          12,288             1,703
  Interest on FHLB advances                                           92,311               361
  Interest on other borrowings                                             -            14,893
                                                                  ----------------------------
      Total interest expense                                         877,658           726,993
                                                                  ----------------------------
      Net interest and dividend income                               984,944         1,009,694
Provision for loan losses                                              6,000                 -
                                                                  ----------------------------
      Net interest income after provision for loan losses            978,944         1,009,694
                                                                  ----------------------------

Other income:
  Service charges on deposit accounts                                 28,900            29,295
  Securities gains, net                                               22,713            97,852
  Other income                                                        56,744            35,043
                                                                  ----------------------------
      Total other income                                             108,357           162,190

Other expense:
  Salaries and employee benefits                                     400,379           343,769
  Occupancy expense                                                   42,521            43,008
  Equipment expense                                                   39,143            32,267
  Writedown on impairment of long lived assets                             -                 -
  Data processing expense                                             61,524            44,513
  Directors' fees                                                     12,450            13,250
  Legal and professional fees                                         53,946            44,808
  Other expenses                                                     112,752           113,995
                                                                  ----------------------------
      Total other expenses                                           722,715           635,610
                                                                  ----------------------------
      Income before income taxes                                     364,586           536,274
Income taxes                                                         192,600           188,000
                                                                  ----------------------------
      Net income                                                  $  171,986        $  348,274
                                                                  ============================

Comprehensive income                                              $  276,798        $  534,460
                                                                  ============================

Earnings per common share                                         $     0.13        $     0.25
                                                                  ============================
Earnings per common share, assuming dilution                      $     0.13        $     0.25
                                                                  ============================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------


                                                                  Unallocated
                                                                   Employee
                                                                     Stock                               Accumulated
                                                                   Ownership                                Other
                                 Common     Paid-In    Retained      Plan       Treasury     Unearned   Comprehensive
                                 Stock      Capital    Earnings     Shares       Stock     Compensation    Income        Total
                                 ------     -------    --------   -----------   --------   ------------ -------------    -----

Balance, September 30, 1996     $ 145,475 $13,598,174 $ 8,856,291 ($829,208)                              $143,685    $21,914,417
Employee Stock Ownership Plan                  41,103                                                                      41,103
Adjustment of costs incurred on
 issuance of common stock                      12,293                                                                      12,293
ESOP shares released                                                 87,285                                                87,285
Dividends declared ($.20 per
 share)                                                  (274,365)                                                       (274,365)
Comprehensive income:
  Net income                                              752,085
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     272,698
    Comprehensive income                                                                                                1,024,783
                                -------------------------------------------------------------------------------------------------
Balance, September 30, 1997       145,475  13,651,570   9,334,011  (741,923)            -           -      416,383     22,805,516
Employee Stock Ownership Plan                  94,566                                                                      94,566
ESOP shares released                                                 87,885                                                87,885
Purchase of shares for
 recognition and retention
 plan (RRP)                                                                                  (751,433)                   (751,433)
Recognition and retention plan                158,760                                                                     158,760
Distribution of RRP shares                   (157,016)                                        157,016                           0
Tax benefit from RRP                           20,206                                                                      20,206
Formation of the Holding
 Company, change in par value    (130,928)    130,928                                                                           0
Dividends declared ($.23 per
 share)                                                  (314,350)                                                       (314,350)
Purchase of treasury stock                                                       (952,668)                               (952,668)
Comprehensive income:
  Net income                                            1,185,076
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     (92,068)
    Comprehensive income                                                                                                1,093,008
                                -------------------------------------------------------------------------------------------------
Balance, September 30, 1998        14,547  13,899,014  10,204,737  (654,038)     (952,668)   (594,417)     324,315     22,241,490
Employee Stock Ownership Plan                  12,344                                                                      12,344
ESOP shares released                                                 22,047                                                22,047
Recognition and retention plan                 27,216                                                                      27,216
Purchase of treasury stock                                                       (258,578)                               (258,578)
Sale of treasury stock                         (3,661)                             14,281                                  10,620
Tax benefit on sale of treasury
 stock                                            790                                                                         790
Dividends declared ($.07 per
 share)                                                   (94,198)                                                        (94,198)
Comprehensive income:
  Net income                                              171,986
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     104,812
    Comprehensive income                                                                                                  276,798
                                -------------------------------------------------------------------------------------------------
Balance, December 31, 1998      $  14,547 $13,935,703 $10,282,525 ($631,991)  ($1,196,965)  ($594,417)     $429,127   $22,238,529
                                =================================================================================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------



                                                                        For the three months
                                                                         ended December 31,
                                                                        1998            1997
                                                                        ----            ----
                                                                     (unaudited)

Cash flows from operating activities
  Net income                                                         $   171,986     $   348,274
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Recognition and retention plan (RRP)                                27,216
      Disposal of fixed assets
      Writedown of impairment of long lived assets
      Loss on sale of equipment
      Loss on trade-in of equipment
      Provision for loan loss                                              6,000
      (Accretion) amortization of investment securities, net               7,442           6,886
      Change in unearned income                                           (3,882)         (8,814)
      Gain on sales of investment securities, net                        (22,958)        (97,852)
      Deferred tax (benefit) expense
      Depreciation and amortization                                       40,157          36,612
      (Increase) decrease in accrued interest receivable                  (2,773)
      (Increase) decrease in other assets                                (28,273)        101,870
      Increase (decrease) in other liabilities                           (85,881)        (16,641)
                                                                     ---------------------------

      Net cash provided by operating activities                          109,034         370,335
                                                                     ---------------------------

Cash flows from investing activities
  Purchase of available-for-sale securities                           (3,635,000)       (271,235)
  Proceeds from sales of available-for-sale securities                   580,247       2,866,454
  Proceeds from maturities of available-for-sale securities            2,792,735       2,056,627
  Purchase of held-to-maturity securities
  Proceeds from maturities of held-to-maturity securities              1,094,640       2,241,944
  Purchase of Federal Home Loan Bank stock
  Increase in deposit with Cooperative Central Bank Reserve Fund
  Net increase in loans                                               (1,972,053)     (5,675,189)
  Capital expenditures                                                   (27,489)     (1,424,599)
  Proceeds from sale of equipment
                                                                     ---------------------------

      Net cash used in investing activities                           (1,166,920)       (205,998)
                                                                     ---------------------------

Cash flows from financing activities:
  Dividends paid                                                         (94,918)        (69,028)
  Employee Stock Ownership Plan                                           12,344
  Payment of Employee Stock Ownership Plan loan
  Adjustment of costs incurred on issuance of common stock
  Purchase of treasury stock                                            (258,578)
  Sale of treasury stock, net of tax benefit                              10,620
  Unallocated ESOP shares released                                        22,047          25,407
  Purchase of company shares for RRP Trust                                                38,663
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                                    2,335,993      (1,680,895)
  Net increase (decrease) in time deposits                               181,968       1,889,869
  Net increase in securities sold under agreements to repurchase         318,289         341,157
  Proceeds from Federal Home Loan Bank advances                        1,268,000
  Repayments of Federal Home Loan Bank advances                       (3,079,196)
                                                                     ---------------------------

      Net cash provided by financing activities                          716,569        545,173
                                                                     ---------------------------

Increase (decrease) in cash and cash equivalents                        (341,317)       709,510
Cash and cash equivalents at beginning of period                       7,286,578      3,915,920
                                                                     ---------------------------
Cash and cash equivalents at end or period                           $ 6,945,261     $4,625,430
                                                                     ===========================

Supplemental disclosures
  Interest paid                                                      $   877,658     $  726,993
                                                                     ===========================
  Income taxes paid                                                  $   310,947     $  206,159
                                                                     ===========================



            The accompanying notes are an integral part of these
                     consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Falmouth Co-operative Bank (the "Bank") as of December 31, 1998 and September 30, 1998. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 1998 Annual Report contained on Form 10-KSB.

Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended December 31, 1998 and 1997 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:


                                                          (Numerator)     (Denominator)     Amount

Quarter ended December 31, 1998
Basic EPS
---------
  Net income and income available to
   common shareholders                                     $171,986        $1,333,561       $0.13
  Effect of dilutive securities, options and warrants                          22,424
                                                           --------------------------
Diluted EPS
-----------
  Income available to common stockholders                  $171,986        $1,355,985       $0.13
                                                           ==========================

Quarter ended December 31, 1997
Basic EPS
---------
  Net income and income available
   to common stockholders                                  $348,274        $1,380,557       $0.25
  Effect of dilutive securities, options and warrants
                                                           --------------------------
Dilutive EPS
------------
  Income available to stockholders                         $348,274        $1,417,944       $0.25
                                                           ==========================

      Note 4 - Dividends

      On November 17, 1998, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share of common stock which was paid on December 21, 1998.

      Note 5 - Recent Developments

      On October 21, 1997, the Company announced a repurchase program which authorizes the Company to repurchase into treasury stock up to 72,738 shares, or five percent, of its 1,454,750 outstanding shares of common stock. During the quarter ended December 31, 1998, the Company repurchased 15,100 shares of the Company's common stock. At December 31, 1998 the Company had 67,272 treasury shares.


Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results


General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At December 31, 1998, there were 1,387,478 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

Comparison of Financial Condition at December 31, 1998 and September 30,
1998.

      The Company's total assets increased by $1.0 million or .86% for the three months ended December 31, 1998, from $112.8 million at September 30, 1998 to $113.8 million at December 31, 1998. Total deposits increased 3.09%, from $81.5 million at September 30, 1998 to $84.0 million at December 31, 1998. Deposit growth has come primarily from the two branch locations opened in 1998. Total net loans were $79.6 million or 94.75% of total deposits at December 31, 1998, as compared to $77.7 million or 95.26% of total deposits at September 30, 1998, representing an increase of $1.9 million. The increase is due partly to the Bank's continued focus on increasing its market share in residential mortgages and the continued strong local real estate market. Investment securities were $23.8 million or 20.96% of total assets at December 31, 1998, as compared to $24.5 million or 21.74% of total assets at September 30, 1998. The proceeds from maturing securities were primarily redeployed to fund loan production as well as to repay short term borrowings maturing within the quarter.

      Borrowings from the Federal Home Loan Bank of Boston have been reduced from $7.6 million at September 30, 1998 to $5.8 million at December 31, 1998. The reduction of $1.8 million was repaid from maturing investment securities.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) has risen to $1.4 million at December 31, 1998 from $1.1 million at September 30, 1998. This increase is primarily due to the increased retail commercial customer base.

      Total deposits were $84.0 million at December 31, 1998, as compared to $81.5 million at September 30, 1998. Total deposits have increased $2.5 million or 3.09% from September 30, 1998 through December 31, 1998.

      Stockholders' equity was $22.2 million at December 31, 1998 as compared to $22.2 million at September 30, 1998, a decrease of $3,000. This change was primarily the result of an increase in earnings of $241,000 and an increase in treasury shares purchased of $244,000 under the Company's stock repurchase program. The ratio of stockholders equity to total assets was 19.55% at December 31, 1998, and the book value per share of common stock was $16.82, compared to 19.72% and $16.75 respectively, for the quarter ended September 30, 1998.

      The ratio of the allowance for loan losses to total loans was .67%. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. Due to the substantial increase in net loans, however, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for loan loss to total loan ratio. The Bank has added $6,000 to the allowance during the past quarter. Additionally, existing provisions may be allocated to address any credit risks identified by our Year 2000 analysis. To that end, the Bank has set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended December 31, 1998 and 1997.

      Net Income. The Company's net income for the three months ended December 31, 1998 was $172,000 as compared to $348,000 at December 31, 1997, a decrease of 51% or $176,000. The quarter ended December 31, 1998 included an increase in operating expenses and an increase in provisions for income taxes which totaled approximately $92,000 more than the same period of the prior year. At December 31, 1998 net securities gains were $23,000, as compared to $98,000 for the three months ended December 31, 1997, a decrease of $75,000. Securities gains were taken during all four fiscal quarters of the year ended September 30, 1998, due to favorable market conditions.

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 1998 was $1.9 million, an increase of $126,000, as compared to $1.7 million for the three months period ended December 31, 1997. The increase in interest and dividend income is attributable to continued growth in the loan portfolio which provided an increase in interest and fee income of $339,000. This was partially offset by a decrease in interest and dividend income on securities of $213,000. These securities were used to fund the increase in loans, as well as to repay maturing borrowings from the Federal Home Loan Bank of Boston. Management expects income derived from loan assets and investment securities assets to remain relatively constant as the Bank will try to maintain its current securities portfolio while obtaining additional fee income from originating loans for resale.

      Interest Expense. Interest expense for the three months ended December 31, 1998 was $878,000, which includes $92,000 interest on short and long term borrowings, an increase of $150,000 over the three months ended December 31, 1997. The increase was in both interest bearing deposit liabilities and borrowings. Borrowings decreased $1.8 million during the quarter ended December 31, 1998, while deposits have grown.

      Net Interest and Dividend Income. Net interest and dividend income for the three month period ended December 31, 1998 was $985,000, as compared to $1.0 million for the three months ended December 31, 1997. The decrease of $15,000 was the result of increased interest expense primarily due to the cost of borrowed funds and the growth in deposits. The net interest margin for the three months ended December 31, 1998 was 3.61%, a decrease of 69 basis points, as compared to 4.30% for the three months ended December 31, 1997. The decline in net interest margin was primarily the result of a decrease in the yield on interest earning assets caused by the decline in the general level of interest rates. The annualized return on average assets (ROA) for the three month period ended December 31, 1998 was .61%, a decrease of .83%, as compared to 1.44% for the same period of the prior year. The primary reason for the decrease in ROA was the increase in interest expense due to the $2.5 million growth in deposits and a $318,000 growth in securities sold under agreements to repurchase, which exceeded the reduction of Federal Home Loan Bank borrowings by $1.0 million during the quarter ended December 31, 1998.

      Provision for Loan Losses. The Bank added $6,000 to its provision for loan losses during the quarter ended December 31, 1998, to compensate for the increase in the dollar amount of the loan portfolio. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio grows. As of the reporting date, the bank has no loan assets classified as doubtful or loss.

      Other Income. Other income for the three month period ending December 31, 1998 was $108,000, as compared to $162,000 for the three months ended December 31, 1997. The $54,000 decrease is primarily the result of a reduction in the gains realized from the sale of investment securities.

      Operating Expenses. Operating expenses for the three months ended December 31, 1998 were $723,000, as compared to $636,000 for the three months ended December 31, 1997. The $87,000 increase was primarily due to an increase in salaries and employee benefits $56,000, increases in data processing expense of $17,000, legal and professional fees of $5,000, and equipment expense of $7,000. The increase in expenses is due mainly to the Company's overall growth. Annual salary increases and loan commissions represent the major portion of the increase in salary costs. The increase in data processing costs is due primarily to the expanded number of teller terminals operating at our new branch locations and the implementation of On Call, a "bank by phone" system which is now fully operational. The ratio of operating expenses to average total assets for the three months ending December 31, 1998 is 2.56%, as compared to 2.64% for the three months period ending December 31, 1997, a 3.0% decrease.


Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgaged-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 1998 was 26.78%.

      A major portion of the Bank's liquidity consists of short-term U.S. Government obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1998, regulatory liquidity totaled $87.3 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds form the FHLB of Boston. At December 31, 1998, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.8 million in short and long term borrowings. As these advances mature they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 1998, the Bank had $11.2 million in outstanding commitments to fund and originate loans. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit which are scheduled to mature in one year or less totaled $33.4 million at December 31, 1998. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, the Bank exceeded all of its regulatory capital requirements.

Year 2000

The following is a "Year 2000 Readiness Disclosure" made in accordance with the Federal Year 2000 Information and Readiness Disclosure Act. Pub. L. No.105-271.

      The "Year 2000" problem is very pervasive and complex. Virtually every organization will have its computing operations affected in some way by the rollover of the two digit year value to 00. Many computer systems will recognize this as the year 1900. The potential impact is that date sensitive calculations would be based on erroneous data and could cause a system failure. This computation affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments, and legal commitments). It can also affect record keeping, such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to conduct business.

      The Bank, through its Year 2000 Steering Committee, has created a Year 2000 Plan which includes five phases of review, testing and implementation. These phases of Awareness, Assessment, Renovation, Validation, and Implementation are well under way or have been substantially completed. The Steering Committee adopted its formal Year 2000 Plan in March 1998. This Plan has been followed, reviewed and updated as progress has been made on year 2000 issues. In June 1998 the Bank adopted its Year 2000 Test Plan. The goal of the Test Plan is to provide testing guidance on all critical applications. It is necessary to provide reasonable assurance that the applications identified will function normally in the next millennium. Testing time and resources have been, and will continue to be, allocated to successfully complete the entire testing project. It is anticipated that this phase of the Year 2000 readiness plan will require the most extensive application of Bank resources.

      The Awareness Phase, where problems have been defined and overall strategies developed, has been completed.

      The Assessment Phase, where the Steering Committee assesses the size and complexity of the problems, identifying all systems that will be affected by the Year 2000 date change has been completed.

      The Renovation Phase, where the Bank undertakes hardware and software changes to systems it controls and obtains vendor certifications of their Year 2000 readiness has been completed. The Steering Committee will continue to follow critical vendor readiness programs as they develop and change. Hardware within the Bank has been upgraded or replaced where necessary. Vendors have been contacted and their readiness plans requested. Critical vendors, such as the Bank's on-line service provider, check clearing and statement rendering servicer, and in-house general ledger software provider, have been identified and currently have their testing plans well underway.

      The Validation Phase, which includes testing and verification of changes to systems, and the coordination with outside parties, has been completed in all areas except with the on-line service provider and the in-house general ledger software. A test bank has been established in both cases, for testing. Transaction scripts have been developed and posting to the test banks has begun. The test scripts consist of an extensive list of transaction types which will fully test the software. Each test script will be re-posted on each critical date recognized, such as 1/1/2000, 2/29/2000, 9/9/1999, and others.

      The Implementation Phase, provides for critical dates for full certification of Year 2000 readiness on each application. A predetermined date for compliance or replacement, known as the "drop dead date" has been determined and reviewed regularly by the Steering Committee and at least quarterly by the full Board of Directors. These dates may be changed slightly as applications are reviewed, but ultimately, all applications must be compliant or be replaced.

      The Bank's on-line service provider provided on-line access to its test bank beginning November 2, 1998, and will continue to do so at varying intervals going forward. We expect to have completed testing and reviewing, with the on-line provider no later than March 31, 1999. We have begun testing our general ledger software and expect the validation phase to also be completed by March 31, 1999. All other applications are in the implementation phase and are deemed by the Steering Committee to be substantially compliant.

      As of December 31, 1998, the Company had incurred costs of approximately $61,000 related to its Y2K project, of which $36,000 has been capitalized. The estimated additional cost to complete the project is currently expected to be approximately $75,000. A significant portion of these costs have been incremental and do not reflect the redeployment of internal resources from other activities. The Company does not expect the costs or redeployment of assets to have a material adverse effect on other ongoing business operations of the Company. All costs of the Y2K project have been borne out of the Company's operating cash flow.

      The Bank's Contingency Plan, in connection with the year 2000, was adopted by the Board of Directors at their regularly scheduled meeting July 21, 1998. Organizational planning provides for the establishment of a continuity project work group and the assignment of roles and responsibilities. It assesses the potential impact of mission critical system failures on the core business process. The plan evaluates options and provides guidance for selecting reasonable contingency strategies and the remediation of contingency plans and year 2000 issues.

      There has been limited litigation filed against corporations regarding the "Year 2000 Problem" and such corporations' compliance efforts. To date no such litigation has resulted in a decided case imposing liability on the corporate entity. However, should the Company experience a Year 2000 failure, exposure of the Company could be significant and material, unless there is further legislative action to limit such liability.

      The Bank believes that it is substantially compliant at this time.
The Board of Directors, officers, employees and the public in general are being kept informed of the issues regarding the Year 2000. With the support of the Directors and Senior management, the Committee has mailed letters to business relationships informing them of the Bank's commitment to Year 2000 issues and requesting information regarding theirs. Newsletters, stuffers, general and personal mailings, statement messages and other means of communications have been utilized to increase awareness and obtain information.


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

                                       FALMOUTH BANCORP, INC.
                                            (Registrant)


Date:  February 11, 1999            By: /s/ Santo P. Pasqualucci
     -------------------            ------------------------------------------
                                    Santo P. Pasqualucci
                                    President and Chief Executive Officer




Date:  February 11, 1999            By: /s/ George E. Young, III
     -------------------            ------------------------------------------
                                    George E. Young, III
                                    Vice President and Chief Financial Officer