Form 10QSB
period 1999-03-31
FALMOUTH BANCORP INC
filed 1999-05-13
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        -----------------------------


                                 FORM 10-QSB

                                 (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

                             Yes  X      No
                                -----      -----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                           Outstanding at
                   Class                   March 31, 1999
                   -----                   --------------
        Common Stock, Par Value $.01          1,324,606

               Transitional small business disclosure formate:

                            Yes          No   X
                                -----       -----


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION                                       Page

Item 1    Financial Statements

          Consolidated Statements of Financial Condition                1
          December 31, 1998 and September 30, 1998

          Consolidated Statements of Income                             2
          For Three Months Ended December 31, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity    3
          For Three Months Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows                         4-5
          For Three Months Ended December 31, 1998 and 1997

          Notes To Consolidated Financial Statements                    6-7

Item 2    Management's Discussion and Analysis of Financial Condition   8-14


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                             15

Item 2.   Changes in Securities and Use of proceeds                     15

Item 3.   Defaults Upon Senior Securities                               15

Item 4.   Submission of Matters to a Vote of Security Holders           15

Item 5.   Other Information                                             15

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibit 27 - Financial Data Schedule*
          (b)  Reports on 8-K
               None

      * Submitted only with filing in electronic format


FORWARD LOOKING STATEMENTS

      This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments; and the factors described under "Management's Discussion and Analysis of Financial condition and Results of Operations - Year 2000."

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                    March 31, 1999 and September 30, 1998
                    -------------------------------------


                                                                         March 31,      September 30,
                                                                           1999             1998
                                                                        -----------     -------------
                                                                        (unaudited)
ASSETS
------
Cash and due from banks                                                 $  2,267,733     $  1,705,345
Federal funds sold                                                         5,821,287        5,581,233
                                                                        -----------------------------
      Total cash and cash equivalents                                      8,089,020        7,286,578
Investments in available-for-sale securities
 (at fair value)                                                          18,268,797       16,923,523
Investments in held-to-maturity securities
 (fair values of $5,731,879 as of March
 31, 1999 and $7,078,556 as of September 30,
 1998)                                                                     5,712,446        7,037,287
Federal Home Loan Bank stock, at cost                                        720,700          562,800
Loans, net                                                                76,869,422       77,654,939
Premises and equipment                                                     2,085,084        2,108,344
Accrued interest receivable                                                  671,153          631,590
Cooperative Central Bank Reserve Fund Deposit                                395,395          395,395
Other assets                                                                 137,980          192,170
                                                                        -----------------------------
      Total Assets                                                      $112,949,997     $112,792,626
                                                                        =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Demand deposits                                                         $  5,722,360     $  5,334,868
Savings and NOW deposits                                                  37,318,479       34,239,783
Time deposits                                                             41,843,793       41,944,116
                                                                        -----------------------------
      Total deposits                                                      84,884,632       81,518,767
Securities sold under agreements to repurchase                             1,182,799        1,080,554
Advances from Federal Home Loan Bank of Boston                             5,469,041        7,599,000
Other liabilities                                                            116,899          352,815
                                                                        -----------------------------
      Total Liabilities                                                   91,653,371       90,551,136
                                                                        -----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share,
   authorized 2,500,000 shares; issued 1,454,750 shares; outstanding
   1,324,606 shares as of March 31, 1999 and 1,401,784 shares
   as of September 30, 1998.                                                  14,547           14,547
  Paid-in capital                                                         13,815,156       13,899,014
  Retained earnings                                                       10,401,655       10,204,737
  Unallocated Employee Stock Ownership Plan shares                          (609,945)        (654,038)
  Treasury stock (130,144 shares 3/31/99; 52,966 shares 9/30/98)          (2,209,740)        (952,668)
  Unearned compensation                                                     (433,726)        (594,417)
  Accumulated other comprehensive income                                     318,679          324,315
                                                                        -----------------------------
      Total stockholders' equity                                          21,296,626       22,241,490
                                                                        -----------------------------
      Total liabilities and stockholders's equity                       $112,949,997     $112,792,626
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


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                 (unaudited)


                                                     Three Months Ended           Six Months Ended
                                                  ------------------------    ------------------------
                                                  March 31,     March 31,     March 31,     March 31,
                                                    1999          1998          1999          1998
                                                  ----------    ----------    ----------    ----------

Interest and dividend income:
  Interest and fees on loans                      $1,451,950    $1,241,583    $2,921,598    $2,372,318
  Interest and dividends on securities:
    Taxable                                          250,638       342,816       507,965       795,945
    Dividends on marketable equity securities         24,411        40,776        50,292        82,207
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                42,569        50,533        85,191       109,865
  Other interest                                      76,621        64,847       143,745       116,907
                                                  ----------------------------------------------------
      Total interest and dividend income           1,846,189     1,740,555     3,708,791     3,477,242
                                                  ----------------------------------------------------

Interest expense:
  Interest on deposits                               744,494       722,874     1,517,553     1,432,910
  Interest on securities sold under agreement
   to repurchase                                      12,957         5,680        25,245         7,384
  Interest on FHLB advances                           76,227        30,648       168,538        45,901
  Interest on other borrowings                             -             -             -             -
                                                  ----------------------------------------------------
      Total interest expense                         833,678       759,202     1,711,336     1,486,195
                                                  ----------------------------------------------------
      Net interest and dividend income             1,012,511       981,353     1,997,455     1,991,047
Provision for loan losses                             12,000        10,000        18,000        10,000
                                                  ----------------------------------------------------
      Net interest income after provision
       for loan losses                             1,000,511       971,353     1,979,455     1,981,047
                                                  ----------------------------------------------------

Other income:
  Service charges on deposit accounts                 24,129        16,157        53,029        35,090
  Securities gains, net                               44,471       120,394        67,184       218,246
  Gains on mortgages sold, net                        57,131             -        57,376             -
  Other income                                        33,574        21,912        90,073        67,317
                                                  ----------------------------------------------------
      Total other income                             159,305       158,463       267,662       320,653
                                                  ----------------------------------------------------
Other expense:
  Salaries and employee benefits                     395,054       387,823       795,433       731,592
  Occupancy expense                                   51,009        50,950        93,530        90,079
  Equipment expense                                   40,738        12,790        79,881        26,340
  Writedown on impairment of long lived assets             -             -             -             -
  Data processing expense                             59,129        48,209       120,653       133,067
  Directors' fees                                     13,250        12,318        25,700        30,654
  Legal and professional fees                         40,633        88,259        94,579        92,722
  Other expenses                                     130,633       133,907       243,385       265,412
                                                  ----------------------------------------------------
      Total other expenses                           730,446       734,256     1,453,161     1,369,866
                                                  ----------------------------------------------------
      Income before income taxes                     429,370       395,560       793,956       931,834
Income taxes                                         222,100       142,400       414,700       330,400
                                                  ----------------------------------------------------
      Net income                                  $  207,270    $  253,160    $  379,256    $  601,434
                                                  ====================================================

Comprehensive income                              $   96,821    $  398,917    $  373,620    $  933,377
                                                  ====================================================

Earnings per common share                         $     0.16    $     0.18    $     0.29    $     0.44
                                                  ====================================================
Earnings per common share, assuming dilution      $     0.16    $     0.18    $     0.29    $     0.42
                                                  ====================================================

            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------


                                                                     Unallocated
                                                                       Employee
                                                                       Stock                              Accumulated
                                                                     Ownership                               Other
                                  Common     Paid-In    Retained       Plan      Treasury   Unearned     Comprehensive
                                   Stock     Capital    Earnings      Shares      Stock    Compensation      Income        Total
                                  ------     -------   -----------  ----------  --------   ------------  -------------     -----

Balance, September 30, 1996      $ 145,475 $13,598,174 $ 8,856,291 $(829,208) $            $               $143,685    $21,914,417
Employee Stock Ownership Plan                   41,103                                                                      41,103
Adjustment of costs incurred on
 issuance of common stock                       12,293                                                                      12,293
ESOP shares released                                                  87,285                                                87,285
Dividends declared ($.20 per
 share)                                                   (274,365)                                                       (274,365)
Comprehensive income:
  Net income                                               752,085
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                      272,698
    Comprehensive income                                                                                                 1,024,783
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 1997        145,475  13,651,570   9,334,011  (741,923)           -          -        416,383     22,805,516
Employee Stock Ownership Plan                   94,566                                                                      94,566
ESOP shares released                                                  87,885                                                87,885
Purchase of shares for
 recognition and retention
 plan (RRP)                                                                                 (751,433)                     (751,433)
Recognition and retention plan                 158,760                                                                     158,760
Distribution of RRP shares                    (157,016)                                      157,016                             0
Tax benefit from RRP                            20,206                                                                      20,206
Formation of the Holding
 Company, change in par value     (130,928)    130,928                                                                           0
Dividends declared ($.23 per
 share)                                                   (314,350)                                                       (314,350)
Purchase of treasury stock                                                       (952,668)                                (952,668)
Comprehensive income:
  Net income                                             1,185,076
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       (92,068)
     Comprehensive income                                                                                                1,093,008
                                 -------------------------------------------------------------------------------------------------
Balance, September 30, 1998         14,547  13,899,014  10,204,737  (654,038)    (952,668)  (594,417)       324,315     22,241,490
Employee Stock Ownership Plan                   25,866                                                                      25,866
ESOP shares released                                                  44,093                                                44,093
Recognition and retention plan                  54,432                                                                      54,432
RRP distribution                              (160,691)                                      160,691                             0
Purchase of treasury stock                                                     (1,274,847)                              (1,274,847)
Sale of treasury stock                          (4,255)                            17,775                                   13,520
Tax benefit on sale of
 treasury stock                                    790                                                                         790
Dividends declared ($.14 per
 share)                                                   (182,338)                                                       (182,338)
Comprehensive income:
  Net income                                               379,256
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       (5,636)
    Comprehensive income                                                                                                   373,620
                                 -------------------------------------------------------------------------------------------------
Balance, March 31, 1999          $  14,547 $13,815,156 $10,401,655 $(609,945) $(2,209,740) $(433,726)      $318,679    $21,296,626
                                 =================================================================================================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (unaudited)

                                                                          For the six months
                                                                           ended March 31,
                                                                        1999             1998
                                                                        ----             ----

Cash flows from operating activities
  Net income                                                         $   379,620     $    601,434
    Adjustments to reconcil net income to net cash
     provided by operating activites:
      Recognition and retention plan (RRP)                                54,432                -
      Disposal of fixed assets                                                 -                -
      Writedown of impairment of long lived assets                             -                -
      Loss on sale of equipment                                                -                -
      Loss on trade-in of equipment                                            -                -
      Provision for loan loss                                             18,000           10,000
      (Accretion) amortization of investment securities, net              62,893           30,028
      Change in unearned income                                          (19,974)         (17,483)
      Gain on sales of investment securities, net                        (67,184)        (218,246)
      Deferred tax (benefit) expense                                           -                -
      Depreciation and amortization                                       80,815           80,853
      (Increase) decrease in accrued interest receivable                 (39,563)               -
      (Increase) decrease in other assets                                 54,190         (120,352)
      Increase (decrease) in other liabilities                          (223,299)         124,271
                                                                     ----------------------------

      Net cash provided by operating activities                          299,930          490,505
                                                                     ----------------------------

Cash flows from investing activities
  Purchase of available-for-sale securities                           (6,438,879)      (3,666,103)
  Proceeds from sales of available-for-sale securities                   726,549        6,495,555
  Proceeds from maturities of available-for-sale securities            4,385,695        3,210,378
  Purchase of held-to-maturity securities                             (2,505,795)               -
  Proceeds from maturities of held-to-maturity securities              3,807,341        3,252,577
  Purchase of Federal Home Loan Bank stock                              (157,900)               -
  Increase in deposit with Cooperative Central Bank Reserve Fund               -                -
  Net increse in loans                                                   787,490      (15,023,379)
  Capital expenditures                                                   (57,555)      (1,456,169)
  Proceeds from sale of equipment                                              -                -
                                                                     ----------------------------

      Net cash used in investing activities                              546,946       (7,187,141)
                                                                     ----------------------------

Cash flows from financing activities:
  Dividends paid                                                        (182,338)        (151,861)
  Employee Stock Ownership Plan                                           44,093           48,508
  Payment of Emloyee Stock Ownership Plan loan                                 -         (741,923)
  Adjustment of costs incurred on issuance of common stock                     -                -
  Purchase of treasury stock                                          (1,274,847)               -
  Sale of treasury stock, net of tax benefit                              17,775                -
  Unallocated ESOP shares released                                        25,866                -
  Purchase of company shares for RRP Trust                                     -         (123,130)
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                                    3,466,188        2,520,513
  Net increase (decrease) in time deposits                              (100,323)       3,361,532
  Net increase in securities sold under agreements to repurchase         102,245          573,838
  Proceeds from Federal Home Loan Bank advances                        2,821,000        2,000,000
  Repayments of Federal Home Loan Bank advances                       (4,964,093)               -
                                                                     ----------------------------

  Net cash provided by financing activities                              (44,434)       7,487,477
                                                                     ----------------------------

Increase (decrease) in cash and cash equivalents                         802,442          790,841
Cash and cash equivalents at beginning of period                       7,286,578        3,915,920
                                                                     ----------------------------
Cash and cash equivalents at end or period                           $ 8,089,020     $  4,706,761
                                                                     ============================

Supplemental disclosures
  Interest paid                                                      $   877,658     $    726,993
                                                                     ============================
  Income taxes paid                                                  $   793,651     $    206,159
                                                                     ============================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Falmouth Co-operative Bank (the "Bank") as of March 31, 1999 and September 30, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.
All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

      Note 3 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended March 31, 1999 and 1998 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:

                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------

Quarter ended March 31, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $207,270         1,292,975        .16
  Effect of dilutive securities options and warrants                          15,499
                                                          --------------------------
Diluted EPS
-----------
  Income available to common stockholders                 $207,270         1,308,474        .16
                                                          ==========================

Quarter Ended March 31, 1998
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $253,160         1,380,557        .18
  Effect of dilutive securities options and warrants                          41,261
                                                          --------------------------
Diluted EPS
-----------
  Income available to common stockholders                 $253,160         1,421,818        .18
                                                          ==========================


      Note 4 - Dividends

      On February 17, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share of common stock which was paid on March 25, 1999.

      Note 5 - Recent Developments

      On February 1, 1999, the Company announced a second stock repurchase program which authorizes the Company to repurchase into treasury stock up to 66,922 additional shares, or five percent, of its outstanding shares of common stock. During the quarter ended March 31, 1999, the Company repurchased 63,072 shares of its common stock. At March 31, 1999, the Company had 130,144 treasury shares.


Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results


General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 1999, there were 1,324,606 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has one subsidiary, Falmouth Securities Corporation, a Massachusetts corporation, which was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law.

Comparison of Financial Condition at March 31, 1999 and September 30, 1998.

      The Company's total assets increased by $157,000 or .14% for the three months ended March 31, 1999, from $112.8 million at September 30, 1998 to $113.0 million at March 31, 1999. Total deposits increased $3.4 million or 4.13%, from $81.5 million at September 30, 1998 to $84.9 million at March 31, 1999. Deposit growth has come primarily from the two branch locations opened in 1998. Total net loans were $76.9 million or 90.56% of total deposits at March 31, 1999, as compared to $77.7 million or 95.26% of total deposits at September 30, 1998, representing a decrease of $786,000. This decrease is due partly to the Bank's the sale of residential mortgages to the secondary market and the increase in deposits of $3.4 million. Investment securities were $24.7 million or 21.96% of total assets at March 31, 1999, as compared to $24.5 million or 21.74% of total assets at September 30, 1998. Investment securities remained constant throughout the quarter with proceeds from loan sales and savings deposits funding new loans.

      Borrowed funds from the Federal Home Loan Bank of Boston have been reduced from $7.6 million at September 30, 1998 to $5.5 million at March 31, 1999. The reduction of $2.1 million was repaid primarily from the growth in deposits.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) rose to $1.2 million at March 31, 1999, from $1.1 million at September 30, 1998. This increase is primarily due to the increased retail commercial customer base and seasonal deposit cash flows.

      Stockholders' equity was $21.3 million at March 31, 1999, as compared to $22.2 million at September 30, 1998, a decrease of $944,000. This change was primarily the result of an increase in earnings of $207,000 and an increase in treasury shares purchased of $1.3 million under the Company's stock repurchase program. The ratio of stockholders equity to total assets was 18.85% at March 31, 1999, and the book value per share of common stock was $16.91, compared to 19.72% and $16.75, respectively, at September 30, 1998.

      The ratio of the allowance for loan losses to total loans was .66%. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. Due to the substantial increase in net loans, however, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for loan loss to total loan ratio. The Bank added $12,000 to the allowance during the past quarter. Additionally, existing provisions may be allocated to address any credit risks identified by our Year 2000 analysis. To that end, the Bank has continued to set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended March 31, 1999 and 1998.

      Net Income. The Company's net income for the three months ended March 31, 1999 was $207,000 as compared to $253,000 on March 31, 1998, a decrease of 18% or $46,000. The quarter ended March 31, 1999 included a decrease in operating expenses and an increase in the provision for income taxes which totaled approximately $76,000 more than the same period of the prior year. At March 31, 1999, net securities gains were $44,000, as compared to $120,000 for the three months ended March 31, 1998, a decrease of $76,000. Securities gains were taken during all four fiscal quarters of the year ended September 30, 1998, due to favorable market conditions.

      Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 1999 was $1.8 million, an increase of $105,000, as compared to $1.7 million for the three month period ended March 31, 1998. The increase in interest and dividend income is attributable to continued growth in the loan portfolio which provided an increase in interest and fee income of $210,000. This was partially offset by a decrease in interest and dividend income on securities of $100,000. These securities were used to fund loans, as well as to repay maturing borrowings from the Federal Home Loan Bank of Boston. Management expects income derived from loan assets and investment securities assets to remain relatively constant. In addition, the Bank will try to maintain its current securities portfolio while it continues to obtain additional fee income from originating loans for resale.

      Interest Expense. Interest expense for the three months ended March 31, 1999 was $834,000, which includes $89,000 interest on short and long term borrowings, an increase of $75,000 over the three months ended March 31, 1998. The increase was in both interest bearing deposit liabilities and borrowings. Borrowings decreased $32,000 during the quarter ended March 31, 1999, while deposits have grown modestly.

      Net Interest and Dividend Income. Net interest and dividend income for the three month period ended March 31, 1999 was $1.0 million, as compared to $981,000 for the three months ended March 31, 1998. The increase of $19,000 was the result of increased interest and fees on loans. The net interest margin for the three months ended March 31, 1999 was 3.76%, a decrease of only 12 basis points, as compared to 3.88% for the three months ended March 31, 1998. The decline in net interest margin was primarily the result of a decrease in the yield on interest earning assets caused by the decline in the general level of interest rates. The annualized return on average assets (ROA) for the three month period ended March 31, 1999 was .73%, a decrease of 26 basis points, as compared to .99% for the same period of the prior year. The primary reason for the decrease in ROA was the increase in interest expense of $75,000 due to the growth in deposits and securities sold under agreements to repurchase.

      Provision for Loan Losses. The Bank added $12,000 to its provision for loan losses during the quarter ended March 31, 1999, to compensate for the increased balance of the loan portfolio. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands. As of March 31, 1999, the Bank has no loan assets classified as doubtful or loss.

      Other Income. Other income for the three month period ending March 31, 1999 was $159,000, as compared to $158,000 for the three months ended March 31, 1998. The $1,000 increase is primarily the result of a reduction in the gains realized from the sale of investment securities of $76,000, an increase in service charge income of $8,000, an increase in gains on the sale of mortgages of $57,000 and an increase in other income of $12,000.

      Operating Expenses. Operating expenses for the three months ended March 31, 1999 were $730,000, as compared to $734,000 for the three months ended March 31, 1998. The $4,000 decrease was primarily due to an increase in salaries and employee benefits $7,000, increases in data processing expense of $11,000, an increase in equipment expense of $28,000, and a decrease in legal and professional fees of $47,000. The increase in expenses is due mainly to the Company's continued growth. General salary levels and loan commissions represent the major portion of the increase in salary costs. The increase in data processing costs is due primarily to the operation of an expanded number of teller terminals operating at our new branch locations and the routine operation of On Call, a "bank by phone" system. The ratio of operating expenses to average total assets for the three months ending March 31, 1999 is 2.56%, as compared to 2.89% for the three month period ending March 31, 1998, an 11.4% decrease.

      Six Months Ended March 31, 1999 and 1998.

      Net Income. The Company's net income for the six months ended March 31, 1999 was $379,000 as compared to $601,000 at March 31, 1998, a decrease of 37% or $222,000. Interest and dividend income increased $232,000, or 7% due to increased loan activity. This gain was off-set by increases in interest expense and operating costs. Security gains were taken in excess of $67,000 for the six months ended March 31, 1999, as compared to $218,000 for the six months ended March 31, 1998, a decrease of $151,000. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and low cost borrowings.

      Interest Income. Total interest and dividend income for the six months ended March 31, 1999 was $3.7 million, an increase of $232,000 as compared to $3.5 million for the six month period ended March 31, 1998.
The increase in interest and dividend income is attributable to growth in the loan portfolio which provided for an increase in interest and fee income of $550,000. This was partially offset by a decrease in income on investment securities of $345,000. Management expects income derived from loan assets to continue to increase in the form of interest, fees and gains on the sale of loans, with interest on investments remaining relatively constant.

      Interest Expense. Interest expense for the six months ending March 31, 1999 was $1.7 million, which includes $169,000 in interest on borrowed funds, an increase of $225,000 from $1.5 million for the six months ended March 31, 1998. The increase was in both interest bearing deposit liabilities and borrowed funds. Additional interim borrowings may be utilized as a source of loan funding; however it is not expected to be necessary.

      Net Interest and Dividend Income. Net interest income for the six month period ending March 31, 1999 was $2.0 million as compared with the
same amount for the six months ended March 31, 1998.   This was the result
of the increase of interest and fees on loans being the same as the increase in interest expense on deposits and borrowed funds. The net interest margin for the six months ended March 31, 1999 was 3.69%, a decrease of 40 basis points as compared to 4.09% for the six months ended March 31, 1998. The annualized return on average assets (ROA) for the six month period ended March 31, 1999 was .67%, a decrease of 55 basis points, as compared to 1.22% for the same period of the prior year. The primary reason for the decrease in the ROA was primarily due to the growth of assets in the loan portfolio during the period.

      Provision for Loan Losses. The Bank added $18,000 to its allowance for loan loss account to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision to be adequate and the level of credit risk to be comparable to the prior reporting period. However, resources have been allocated in the current period toward potential Year 2000 credit risk problems.

      Other Income. Other income for the six month period ending March 31, 1999 was $268,000 as compared to $321,000 for the six months ended March 31, 1998. The $53,000 decrease is primarily the result of $67,000 in realized gains on the sale of investment securities taken during the six months ended March 31, 1999, as compared to $218,000 for the six months ended March 31, 1998. Sales have been made and gains were taken on several equity securities when the market was favorable to do so. The period ended March 31, 1999 also showed gains on the sale of loans. There were no gains on the sale of loans for the same period of the previous year.

      Operating Expenses. Operating expenses for the six months ended March 31, 1999 were $1.5 million as compared to $1.4 million for the six months ended March 31, 1998. The $83,000 increase was primarily due to an increase in salaries and employee benefits of $63,000, a decrease in other operating expenses of $22,000, a decrease in data processing expense of $12,000 and an increase in occupancy and equipment expenses of $58,000. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 1999 was 2.56% as compared to 2.77% for the six month period ended March 31, 1998.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 1999 was 30.33%. The high level of liquidity will allow the Bank to operate normally through the remainder of 1999, and into the year 2000.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 1999, regulatory liquidity totaled $87.4 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At March 31, 1999, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.5 million in short and long term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At March 31, 1999, the Bank had $13.8 million in outstanding commitments to fund and originate loans. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit which are scheduled to mature in one year or less totaled $33.4 million at March 31, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 1999 the Bank exceeded all of its regulatory capital requirements.

Year 2000

The following is a "Year 2000 Readiness Disclosure" made in accordance with the Federal Year 2000 Information and Readiness Disclosure Act. Pub. L. No 105-271.

      The "Year 2000" issue is very pervasive and complex. Commonly referred to as "Y2K", this issue is common to most business entities, including banks. Many computer systems will recognize 00 as the year 1900. The potential impact is that date sensitive calculations would be based on erroneous data and could cause a system failure. This computation affects all forms of financial accounting (including interest computation, due dates, pensions, personnel benefits, investments and legal commitments.)
It can also affect record keeping such as inventory, maintenance, and file retention. Reliable information is necessary for financial institutions to continue to conduct business.

      The Bank, through its Year 2000 Steering Committee, has created a Year 2000 Plan which includes five phases of review, testing and implementation. These phases of Awareness, Assessment, Renovation, Validation, and Implementation are well under way or have been substantially completed. The Steering Committee adopted its formal Year 2000 Plan in March 1998. This Plan has been followed, reviewed and updated as progress has been made on year 2000 issues. In June 1998, the Bank adopted its Year 2000 Test Plan. The goal of the Test Plan is to provide testing guidance on all critical applications. It is necessary to provide reasonable assurance that the applications identified will function normally in the next millennium. Testing time and resources have been, and will continue to be, allocated to successfully complete the entire testing project. It is anticipated that this phase of the Year 2000 readiness plan will require the most extensive application of Bank resources.

      The Awareness Phase, where problems have been defined and overall strategies developed, has been completed.

      The Assessment Phase, where the Steering Committee assesses the size and complexity of the problems, identifying all systems that will be affected by the Year 2000 date change has been completed.

      The Renovation Phase, where the Bank undertakes hardware and software changes to systems it controls and obtains vendor certifications of their Year 2000 readiness has been completed. The Steering Committee will continue to follow critical vendor readiness programs as they develop and change. Hardware within the Bank has been upgraded or replaced where necessary. Vendors have been contacted and their readiness plans requested. Critical vendors, such as the Bank's on-line service provider, check clearing and statement rendering servicer, and in-house general ledger software provider, have been identified and currently have completed their testing plans.

      The Validation Phase, which includes testing and verification of changes to systems, and the coordination with outside parties, has been completed. A test bank was established in both cases, for testing. Transaction scripts were developed and posted to the test banks. The test scripts consist of an extensive list of transaction types which will fully test the software. Each test script will be re-posted on each critical date recognized, such as 1/1/2000, 2/29/2000, 9/9/1999, and others.

      The Implementation Phase, provides for critical dates for full certification of Year 2000 readiness on each application. A predetermined date for compliance or replacement, known as the "drop dead date" has been determined and reviewed regularly by the Steering Committee and at least quarterly by the full Board of Directors. These dates may be changed slightly as applications are reviewed; but ultimately, each application must be in compliance or be replaced. The implementation phase is substantially complete.

      Testing and verification of mission critical systems is fundamentally complete. These systems include the Bank's mortgage origination system, on-line service provider and internal general ledger program and others. Testing results were positive with no major Year 2000 issues cited.
Testing issues that were of concern during the on-line service provider test were found to be related to other system parameters and not Year 2000 error related. The Bank has not identified any system or vendor which presents a material risk of not being Year 2000 ready or that cannot be replaced by another application that is Y2K compliant. All other applications have been deemed substantially compliant. The Bank will continue to monitor the on-line service provider and other vendors for future developments; however, no major changes or issues are expected.

      Customer awareness is continually addressed utilizing lobby posters, and frequent mailing of information through statement stuffers and messages. Commercial customers have been contacted and made aware of the potential impact Y2K can have on their business. The Bank continues to monitor commercial relationships as well as mortgage loan and depositor relationships for potential impact if a problem should arise at year end.

      Employee awareness is equally as important and updates are continually given through the use of memos, staff meetings and newsletters.

      As of March 31, 1999, the Bank had incurred costs of approximately $65,000 related to its Y2K project, of which $36,000 has been capitalized. The estimated additional cost to complete the project is currently expected to be approximately $35,000.

      The Steering Committee is currently finalizing details of the business resumption plan. Implementation of each and every phase is critical in the event of any type of equipment or utility failure at the turn of the century. Focus will be on continued processing of accounts with minimal inconvenience to the customer. Alternate processing procedures are being formulated and will be tested and verified for accuracy and reasonableness. Safety and security are also being addressed in the event of power failures or brown outs. The Bank has established a liquidity plan which will insure the Bank's ability to continue with its daily operation of items from loan funding to the resupply of automatic teller machines.

      The Bank believes it is substantially compliant at this time. Continued awareness and ongoing monitoring will allow us to keep abreast of any situations that may arise with time to implement a solution to these problems. However, as we get closer to the critical date of January 1, 2000, the Year 2000 Steering Committee may identify systems, vendors, or procedures that do present a material risk to the Bank. The disruption could include the inability to credit and withdraw from customer accounts, to credit loan payments, to process loan applications, to record the daily financial activity of bank transactions or to perform normal banking activities. Further detail operational procedures are planned and expected to be completed by June 30, 1999. This will assist the Bank in meeting the needs of its customers in the event of Year 2000 disruptions. The inherent risks presented by the Year 2000 problem cannot be predicted with any certainty. Items such as data processing and transmission and communications services out of its control can materially effect the Bank's operations.


                              OTHER INFORMATION

Part II.

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders ("Meeting") on January 19, 1999. All of the proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

           1. Election of four candidates to the Board of Directors, each to serve for a term of three years.

           The number of votes cast with respect to this matter were as follows:

           Nominee                  For         Withheld   Abstain   No-votes
           -------                  ---         --------   -------   --------

           John W. Holland, Jr.     1,173,740               99,718
           Garner L. Lewis          1,177,541               95,917
           Eileen C. Miskell        1,177,683               95,775
           Wayne C. Lamson          1,176,816               96,642

           2. Ratification of the appointment of Shatswell, MacLeod & Co., P.C. as independent auditors for fiscal year ending September 30, 1999.

           The number of votes cast with respect to this matter were as follows:

           For          Against    Withheld    No-Vote
           ---          -------    --------    -------

           1,259,558    6,500      7,400       0


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

                             FALMOUTH BANCORP, INC.
                                  (Registrant)


Date: May 5, 1999            By: /s/ Santo P. Pasqualucci
                                 ----------------------------------------
                                 President and Chief Executive Officer


Date: May 5, 1999            By: /s/ George E. Young, III
                                 ------------------------------------------
                                 Vice President and Chief Financial Officer