Form 10QSB
period 1999-06-30
FALMOUTH BANCORP INC
filed 1999-07-29
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     ----------------------------------


                                 FORM 10-QSB

                                 (Mark One)

        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

                                     OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                ---------  --------

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

            Delaware                                          04-3337685
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

                            Yes  X      No
                                ----       ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Outstanding at

                        Class                                    June 30, 1999
                        -----                                    -------------
            Common Stock, Par Value $.01                           1,194,244

               Transitional small business disclosure format:

                            Yes         No  X
                                ----       ----


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION                                          Page

Item 1     Financial Statements

           Consolidated Statements of Financial Condition                 1
           June 30, 1999 and September 30, 1998

           Consolidated Statements of Income                              2
           For Three Months Ended June 30, 1999 and 1998
           For Nine Months Ended June 30, 1999 and 1998

           Consolidated Statements of Changes in Stockholders' Equity     3
           For Nine Months Ended June 30, 1999 and 1998

           Consolidated Statements of Cash Flows                          4-5
           For Nine Months Ended June 30, 1999 and 1998

           Notes To Consolidated Financial Statements                     6-7

Item 2     Management's Discussion and Analysis of Financial Condition    8-14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              15

Item 2.    Changes in Securities and Use of proceeds                      15

Item 3.    Defaults Upon Senior Securities                                15

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 5.    Other Information                                              15

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


Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                    June 30, 1999 and September 30, 1998
                    ------------------------------------

                                                                          June 30,      September 30,
                                                                            1999            1998
                                                                          --------      -------------
                                                                         (unaudited)

ASSETS
------
Cash and due from banks                                                 $  2,337,129     $  1,705,345
Federal funds sold                                                         6,608,999        5,581,233
                                                                        -----------------------------
    Total cash and cash equivalents                                        8,946,128        7,286,578
Investments in available-for-sale securities
 (at fair value)                                                          17,379,745       16,923,523
Investments in held-to-maturity securities
 (fair values of $7,272,518 as of June
 30, 1999 and $7,078,556 as of September 30,
 1998)                                                                     7,273,774        7,037,287
Federal Home Loan Bank stock, at cost                                        720,700          562,800
Loans, net                                                                76,726,537       77,654,939
Premises and equipment                                                     2,061,675        2,108,344
Accrued interest receivable                                                  601,378          631,590
Cooperative Central Bank Reserve Fund Deposit                                395,395          395,395
Other assets                                                                 125,384          192,170
                                                                        -----------------------------
    Total assets                                                        $114,230,716     $112,792,626
                                                                        =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Demand deposits                                                         $  7,953,363     $  5,334,868
Savings and NOW deposits                                                  37,948,087       34,239,783
Time deposits                                                             41,911,632       41,944,116
                                                                        -----------------------------
    Total deposits                                                        87,813,082       81,518,767
Securities sold under agreements to repurchase                             1,090,142        1,080,554
Advances from Federal Home Loan Bank of Boston                             5,554,310        7,599,000
Other liabilities                                                            298,599          352,815
                                                                        -----------------------------
    Total liabilities                                                     94,756,133       90,551,136
                                                                        -----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share,
   authorized 2,500,000 shares; issued 1,454,750 shares; outstanding
   1,193,744 shares as of June 30, 1999 and 1,401,784 shares
   as of September 30, 1998                                                   14,547           14,547
  Paid-in capital                                                         13,857,583       13,899,014
  Retained earnings                                                       10,550,414       10,204,737
  Unallocated Employee Stock Ownership Plan shares                          (587,899)        (654,038)
  Treasury stock (261,006 shares as of 6/30/99;
   52,966 shares as of 9/30/98)                                           (4,319,953)        (952,668)
  Unearned compensation                                                     (443,284)        (594,417)
  Accumulated other comprehensive income                                     403,175          324,315
                                                                        -----------------------------
    Total stockholders' equity                                            19,474,583       22,241,490
                                                                        -----------------------------
    Total liabilities and stockholders's equity                         $114,230,716     $112,792,626
                                                                        =============================

           The accompanying notes are an integral part of these consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED STATEMENTS OF INCOME
                         ---------------------------------
                                 (unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                   -----------------------     ------------------------
                                                    June 30,      June 30,       June 30,     June 30,
                                                      1999          1998           1999         1998
                                                    ---------    ----------    ----------    ----------

Interest and dividend income:
  Interest and fees on loans                       $1,459,126    $1,442,919    $4,380,724    $3,815,237
  Interest and dividends on securities:
    Taxable                                           282,852       282,780       790,817     1,078,726
    Dividends on marketable equity securities          25,416        39,298        75,708       121,504
Dividends on Cooperative Bank Investment
 and Liquidity Funds                                   41,947        44,288       127,138       154,153
Other interest                                         68,051        31,980       211,796       148,887
                                                   ----------------------------------------------------
      Total interest and dividend income            1,877,392     1,841,265     5,586,183     5,318,507
                                                   ----------------------------------------------------
Interest expense:
  Interest on deposits                                721,889       743,056     2,239,442     2,175,966
  Interest on securities sold under agreement
   to repurchase                                       11,343         6,311        36,588        13,694
  Interest on FHLB advances                            76,304        57,780       244,842       103,682

  Interest on other borrowings                             --            --            --            --
                                                   ----------------------------------------------------
      Total interest expense                          809,536       807,147     2,520,872     2,293,342
                                                   ----------------------------------------------------
      Net interest and dividend income              1,067,856     1,034,118     3,065,311     3,025,165
Provision for loan losses                              12,000         6,000        30,000        16,000
                                                   ----------------------------------------------------
      Net interest income after provision
       for loan losses                              1,055,856     1,028,118     3,035,311     3,009,165
                                                   ----------------------------------------------------
Other income:
  Service charges on deposit accounts                  26,530        17,559        79,559        52,649
  Securities gains, net                                 5,982       133,890        73,166       352,136
  Gains on mortgages sold, net                         31,532            --        88,908            --
  Other income                                         46,609        24,461       136,682        91,778
                                                   ----------------------------------------------------
      Total other income                              110,653       175,910       378,315       496,563
                                                   ----------------------------------------------------
Other expense:
  Salaries and employee benefits                      395,636       403,296     1,191,069     1,134,888
  Occupancy expense                                    49,577        56,279       143,107       153,747
  Equipment expense                                    41,717        32,730       121,598       104,127
  Write-down on impairment of long lived assets            --            --            --            --
  Data processing expense                              61,280        48,209       181,933       146,653
  Directors' fees                                      13,250        24,656        38,950        55,310
  Legal and professional fees                          41,085        66,602       135,664       199,669
  Other expenses                                      147,483       126,212       390,868       333,456
                                                   ----------------------------------------------------
      Total other expenses                            750,028       757,984     2,203,189     2,127,850
                                                   ----------------------------------------------------
      Income before income taxes                      416,481       446,044     1,210,437     1,377,878
Income taxes                                          177,300       164,700       592,000       495,100
                                                   ----------------------------------------------------
      Net income                                   $  239,181    $  281,344    $  618,437    $  882,778
                                                   ====================================================
Comprehensive income                               $  323,677    $  448,493    $  697,297    $1,081,868
                                                   ====================================================

Earnings per common share                          $     0.19    $     0.20    $     0.50    $     0.64
                                                   ====================================================
Earnings per common share, assuming dilution       $     0.19    $     0.20    $     0.50    $     0.62
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



                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------


                                                                 Unallocated
                                                                   Employee
                                                                    Stock                                Accumulated
                                                                  Ownership                                 Other
                              Common     Paid-In     Retained       Plan      Treasury      Unearned    Comprehensive
                               Stock     Capital     Earnings       Shares     Stock      Compensation     Income         Total
                              ------     -------     --------    -----------  -------     ------------  -------------     -----

Balance, September 30, 1996  $145,475  $13,598,174  $ 8,856,291   $(829,208)  $             $              $143,685    $21,914,417
Employee Stock
 Ownership Plan                             41,103                                                                          41,103
Adjustment of costs incurred
 on issuance of common stock                12,293                                                                          12,293
ESOP shares released                                                 87,285                                                 87,285
Dividends declared ($.20
 per share)                                            (274,365)                                                          (274,365)
Comprehensive income:
  Net income                                            752,085
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       272,698
    Comprehensive income                                                                                                 1,024,783
                             -----------------------------------------------------------------------------------------------------
Balance, September 30, 1997   145,475   13,651,570    9,334,011    (741,923)           --          --        416,383    22,805,516
Employee Stock Ownership Plan               94,566                                                                          94,566
ESOP shares released                                                 87,885                                                 87,885
Purchase of shares for
 recognition and retention
 plan (RRP)                                                                                  (751,433)                    (751,433)
Recognition and retention
 plan                                      158,760                                                                         158,760
Distribution of RRP shares                (157,016)                                           157,016                            0
Tax benefit from RRP                        20,206                                                                          20,206
Formation of the Holding
 Company, change in
 par value                   (130,928)     130,928                                                                               0
Dividends declared ($.23
 per share)                                            (314,350)                                                          (314,350)
Purchase of treasury stock                                                       (952,668)                                (952,668)
Comprehensive income:
  Net income                                          1,185,076
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       (92,068)
   Comprehensive income                                                                                                  1,093,008
                             -----------------------------------------------------------------------------------------------------
Balance, September 30, 1998    14,547   13,899,014   10,204,737    (654,038)     (952,668)   (594,417)       324,315    22,241,490
Employee Stock
 Ownership Plan                             35,962                                                                          35,962
ESOP shares released                                                 66,139                                                 66,139
Recognition and
 retention plan                             86,763                                                                          86,763
Distribution of RRP shares                (160,691)                                           160,691                            0
Purchased of shares for RRP                                                                    (9,558)                      (9,558)
Purchase of treasury stock                                                     (3,385,060)                              (3,385,060)
Sale of treasury stock                      (4,255)                                17,775                                   13,520
Tax benefit on sale of
 treasury stock                                790                                                                             790
Dividends declared ($.21
 per share)                                            (272,760)                                                          (272,760)
Comprehensive income:
  Net income                                            618,437
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                        78,860
   Comprehensive income                                 697,297
                             -----------------------------------------------------------------------------------------------------
Balance, June 30, 1999       $ 14,547  $13,857,583  $10,550,414   $(587,899)  $(4,319,953)  $(443,284)     $403,175    $19,474,583
                             =====================================================================================================


           The accompanying notes are an integral part 3 of these consolidated financial statements.




                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (unaudited)



                                                                       For the nine months
                                                                         ended June 30,
                                                                       1999          1998
                                                                       ----          ----

Cash flows from operating activities
  Net income                                                        $  618,437    $   882,778
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Recognition and retention plan (RRP)                              86,873             --
      Disposal of fixed assets                                              --         26,914
      Write-down of impairment of long lived assets                         --             --
      Loss on sale of equipment                                             --             --
      Loss on trade-in of equipment                                         --             --
      Provision for loan loss                                           30,000         16,000
      (Accretion) amortization of investment securities, net           101,609         41,844
      Change in unearned income                                        (32,605)       (23,650)
      Gain on sales of investment securities, net                      (73,166)      (352,136)
      Deferred tax (benefit) expense                                    44,416             --
      Depreciation and amortization                                    123,878        128,004
      (Increase) decrease in accrued interest receivable                30,212             --
      (Increase) decrease in other assets                              (56,490)        95,109
      Increase (decrease) in other liabilities                         (33,709)       (91,843)
                                                                    -------------------------

      Net cash provided by operating activities                        839,455        723,020
                                                                    -------------------------

Cash flows from investing activities
  Purchase of available-for-sale securities                         (9,360,067)    (4,336,578)
  Proceeds from sales of available-for-sale securities               2,708,957      7,501,293
  Proceeds from maturities of available-for-sale securities          6,243,319      5,883,569
  Purchase of held-to-maturity securities                           (5,611,651)            --
  Proceeds from maturities of held-to-maturity securities            5,346,630      4,398,519
  Purchase of Federal Home Loan Bank stock                            (157,900)            --
  Increase in deposit with Cooperative Central Bank Reserve Fund            --       (109,715)
  Net increase in loans                                                931,007    (24,901,566)
  Capital expenditures                                                 (77,209)    (1,585,175)
  Proceeds from sale of equipment                                           --             --
                                                                    -------------------------

      Net cash used in investing activities                             25,086    (13,149,653)
                                                                    -------------------------

Cash flows from financing activities:
  Dividends paid                                                      (272,760)      (234,694)
  Employee Stock Ownership Plan                                         86,763         73,931
  Payment of Employee Stock Ownership Plan loan                             --       (741,923)
  Adjustment of costs incurred on issuance of common stock                  --             --
  Purchase of treasury stock                                        (3,385,060)            --
  Sale of treasury stock, net of tax benefit                            14,310             --
  Unallocated ESOP shares released                                     102,101             --
  Purchase of company shares for RRP Trust                              (9,558)      (161,598)
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                                  6,326,799      4,780,646
  Net increase (decrease) in time deposits                             (32,484)     2,668,660
  Net increase in securities sold under agreements to repurchase         9,588        469,149
  Proceeds from Federal Home Loan Bank advances                      4,772,000      6,155,000
  Repayments of Federal Home Loan Bank advances                     (6,816,690)            --
                                                                    -------------------------

  Net cash provided by financing activities                            795,009     13,009,171
                                                                    -------------------------

Increase (decrease) in cash and cash equivalents                     1,659,550        582,537
Cash and cash equivalents at beginning of period                     7,286,578      3,915,920
                                                                    -------------------------
Cash and cash equivalents at end or period                          $8,946,128    $ 4,498,457
                                                                    =========================

Supplemental disclosures
  Interest paid                                                     $2,520,872    $ 2,293,342
                                                                    =========================
  Income taxes paid                                                 $  784,923    $   422,359
                                                                    =========================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Company as of June 30, 1999 and September 30, 1998. The results of operations for the three month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

      Note 3 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS.
It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended June 30, 1999 and 1998 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:


                                                        (Numerator)    (Denominator)    Amount
                                                        -----------    -------------    ------

Quarter ended June 30, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $239,181        1,231,248       .19
  Effect of dilutive securities options and warrants                        12,696
                                                         -------------------------

Diluted EPS
-----------
  Income available to common stockholders               $239,181         1,243,944       .19
                                                        ==========================

Quarter Ended June 30, 1998
Basic EPS
---------
  Net income and income available to
   common stockholders                                  $281,344         1,380,557       .20
  Effect of dilutive securities options and warrants                        37,799
                                                        --------------------------

Diluted EPS
-----------
  Income available to common stockholders               $281,344         1,418,356       .20
                                                        ==========================


      Note 4 - Dividends

      On May 18, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share of common stock which was paid on June 22, 1999.

      Note 5 - Recent Developments

      On May 27, 1999, the Company announced a third stock repurchase program which authorizes the Company to repurchase into treasury stock up to 65,693 additional shares, or five percent of its outstanding shares of common stock. On June 17, 1999, the Company announced a fourth stock repurchase program which authorized the Company to repurchase into treasury stock up to 62,408 additional shares, or five percent of its outstanding shares of common stock. During the quarter ended June 30, 1999, the Company repurchased 130,362 shares of its common stock. At June 30, 1999, the Company had 260,506 treasury shares.


Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results


General


      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At June 30, 1999, there were 1,194,244 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

Comparison of Financial Condition at June 30, 1999 and September 30, 1998.

      The Company's total assets increased by $1.4 million or 1.27% for the nine months ended June 30, 1999, from $112.8 million at September 30, 1998 to $114.2 million at June 30, 1999. Total deposits increased $6.3 million or 7.72%, from $81.5 million at September 30, 1998 to $87.8 million at June 30, 1999. Deposit growth continues to come primarily from the two branch locations opened in 1998, in the form of demand deposits and regular savings accounts. Total net loans were $76.7 million or 87.37% of total deposits at June 30, 1999, as compared to $77.7 million or 95.26% of total deposits at September 30, 1998, representing a decrease of $928,000. This decrease is due, in part, to the Bank's sale of residential mortgages to the secondary market and the increase in deposits of $6.3 million. Investment securities were $25.4 million or 22.21% of total assets at June 30, 1999, as compared to $24.5 million or 21.74% of total assets at September 30, 1998. Investment securities increased slightly due to cash flows from loan sales and savings deposits. The Bank has established a dollar cost averaging program for the purchase of equity securities. The program is long-term in scope and is expected to generate additional net gains and dividends over time.

      Borrowed funds from the Federal Home Loan Bank of Boston have been reduced from $7.6 million at September 30, 1998 to $5.6 million at June 30, 1999. The reduction of $2.0 million was repaid primarily from the growth in deposits.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) was relatively unchanged at $1.1 million.

      Stockholders' equity was $19.5 million at June 30, 1999, as compared to $22.2 million at September 30, 1998, a decrease of $2.7 million. This change was primarily the result of an increase in retained earnings of $346,000, which was off-set by an increase in treasury shares purchased of $3.4 million under the Company's stock repurchase programs. The ratio of stockholders equity to total assets was 17.05% at June 30, 1999, and the book value per share of common stock was $16.31, compared to 19.72% and $15.87, respectively, at September 30, 1998.

      The ratio of the allowance for loan losses to total loans was .73% at June 30, 1999. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank added $30,000 to the allowance during the nine month period ended June 30, 1999.
The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended June 30, 1999 and 1998.

      Net Income. The Company's net income for the three months ended June 30, 1999 was $239,000 as compared to $281,000 on June 30, 1998. The decrease in net income of $42,000 was primarily due to a decrease in other income of $65,000, off-set in part with an increase in net interest and dividend income of $34,000 and a decrease in other expenses of $8,000. The annualized return on average assets (ROA) for the three months ended June 30, 1999 was .84%, a decrease of 19 basis points, as compared to 1.03% for the same period of the prior year.

      Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 1999 was $1.9 million, an increase of $36,000, as compared to $1.8 million for the three month period ended June 30, 1998. The increase in interest and dividend income is attributable, in part, to the loan portfolio which provided an increase in interest and fee income of $16,000. Additionally, there was an increase in other interest income of $36,000 for the same period due to increased cash management activity utilizing federal funds. This was, in part, off-set by a decrease in dividends on marketable equity securities of $14,000. Maturing securities were re-invested, primarily in the short-term (1 year or less for Year 2000 liquidity purposes) with an emphasis on US Government guaranteed obligations.

      Interest Expense. Interest expense for the three months ended June 30, 1999 was $810,000, which included $88,000 interest on short and long-term borrowings, an increase of $3,000 over the three months ended June 30, 1998. The increase was due to the combination of a decrease in interest on deposits of $21,000, and an increase on short and long-term borrowings of $24,000, which was attributed to a decrease in the general level of interest rates.

      Net Interest and Dividend Income. Net interest and dividend income for the three month period ended June 30, 1999 was $1.1 million, as compared to $1.0 million for the three months ended June 30, 1998. The increase of $34,000 was the result of increased interest and fees on loans and a decrease in interest expense on deposits. The net interest margin for the three months ended June 30, 1999 was 3.89%, a decrease of 5 basis points, as compared to 3.94% for the three months ended June 30, 1998. The decline in net interest margin was primarily the result of $4.0 million growth in earning assets coupled with a $2.0 million decrease in higher yielding loan holdings compounded by a $3.0 million increase in lower yielding investment securities holdings associated with the Bank's Y2K Plan for increased liquidity needs.

      Provision for Loan Losses. The Bank added $12,000 to its provision for loan losses during the quarter ended June 30, 1999, to maintain sufficient reserves for the loan loss to total loan ratio. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including the expansion of the commercial loan portfolio. As of June 30, 1999, the Bank had no loan assets classified as doubtful or loss.

      Other Income. Other income for the three month period ended June 30, 1999 was $111,000, as compared to $175,000 for the three months ended June 30, 1998. The $64,000 decrease was primarily the result of a reduction in the net gains realized from the sale of investment securities of $128,000, off-set, in part, by an increase in service charge income of $9,000, an increase in net gains on the sale of mortgages of $32,000 and an increase in other income of $23,000.

      Operating Expenses. Operating expenses for the three months ended June 30, 1999 were $750,000, as compared to $758,000 for the three months ended June 30, 1998. The $8,000 decrease was primarily due to the combination of a decrease in salaries and employee benefits of $7,000, an increase in data processing expense of $13,000, an increase in equipment expense of $9,000, a decrease in occupancy expense of $6,000, a decrease in directors fees of $12,000, an increase in other expense of $21,000, and a decrease in legal and professional fees of $26,000. The decrease in expenses was due mainly to the Company's improved control of operating costs. Generally, compensation expenses have remained level. The increase in data processing costs was due primarily to the operation of an expanded number of teller terminals operating at our new branch locations and the recent installation of On Call, our "bank by phone" system. The ratio of operating expenses to average total assets for the three months ended June 30, 1999 was 2.64%, as compared to 2.74% for the three month period ended June 30, 1998, a decrease of 10 basis points.

      Nine Months Ended June 30, 1999 and 1998.

      Net Income. The Company's net income for the nine months ended June 30, 1999 was $618,000 or $0.50 basic and diluted earnings per share, as compared to $883,000 or $0.64 basic earnings per share and $0.62 diluted earnings per share for the nine months ended June 30, 1998. The decrease of $265,000 in net income was due primarily to the decrease of $279,000 in net gains on the sales of equity securities. The net gains on the sales of securities was $73,000 for the nine months ended June 30, 1999, as compared to $352,000 for the same period of the prior year.

      Interest Income. Total interest and dividend income for the nine months ended June 30, 1999 was $5.6 million, an increase of $267,000 as compared to $5.3 million for the nine months ended June 30, 1998. The increase in interest and dividend income for the nine months ended June 30, 1999 was due primarily to a moderate increase in average earning assets, as compared to the average earning assets for the nine months ended June 30, 1998.

      Interest Expense. Interest expense for the nine months ended June 30, 1999 was $2.5 million, which includes $281,000 in interest on borrowed funds, an increase of $164,000 from $2.3 million for the nine months ended June 30, 1998. The change was due to an increase in both interest on deposit expense and interest on borrowings. Additional interim borrowings may be utilized as a source of funding residential loan originations for portfolio.

      Net Interest and Dividend Income. Net interest income for the nine months ended June 30, 1999 was $3.1 million as compared to $3.0 million for the nine months ended June 30, 1998, an increase of $40,000.This was the result of the increase of interest and dividend income of $268,000, off-set by an increase in interest expense of $228,000 . The net interest margin for the nine months ended June 30, 1999 was 3.75%, a decrease of 29 basis points as compared to 4.04% for the nine months ended June 30, 1998. The annualized return on average assets (ROA) for the nine months ended June 30, 1999 was
 .73%, a decrease of 42 basis points, as compared to 1.15% for the same period of the prior year. The decrease in the ROA was due primarily to the decrease of $279,000 in net gains on sales of securities for the nine months ended June 30, 1999.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan loss reserve for the nine months ended June 30, 1999, as compared to $16,000 for the nine month period ended June 30, 1998. Management may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Other Income. Other income for the nine months ended June 30, 1999 was $378,000 as compared to $497,000 for the nine months ended June 30, 1998. The $119,000 decrease was primarily the result of $73,000 in realized gains on the sale of investment securities taken during the nine months ended June 30, 1999, as compared to $352,000 for the nine months ended June 30, 1998. The period ended June 30, 1999 also showed gains of $89,000 on the sale of single family residential loans originated to be sold. There were no gains on the sale of loans for the same period of the previous year.

      Operating Expenses. Operating expenses for the nine months ended June 30, 1999 were $2.2 million as compared to $2.1 million for the nine months ended June 30, 1998, an increase of 3.57%. The $75,000 increase was primarily due to an increase in salaries and employee benefits of $56,000, an increase in other operating expenses of $58,000, an increase in data processing expense of $35,000, an increase in equipment expense of $17,000, off-set, in part, by a decrease in legal and professional fees of $64,000, a decrease in directors' fees of $16,000, and a decrease in occupancy and equipment expenses of $11,000. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 1999 was 2.59% as compared to 2.76% for the nine months ended June 30, 1998.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 1999 was 33.57%. It is anticipated that the high level of liquidity will allow the Bank to operate normally through the remainder of 1999, and into the year 2000.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 1999, regulatory liquidity totaled $90.7 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At June 30, 1999, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.6 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At June 30, 1999, the Bank had $11.7 million in outstanding commitments to fund and originate loans. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit which are scheduled to mature in one year or less totaled $35.2 million at June 30, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 1999 the Bank exceeded all of its regulatory capital requirements.

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

      The Validation Phase, which includes testing and verification of changes to systems, and the coordination with outside parties, has been completed. A test bank was established in both cases, for testing. Transaction scripts were developed and posted to the test banks. The test scripts consist of an extensive list of transaction types which will fully test the software. Each test script was re-posted on each critical date recognized, such as 1/1/2000, 2/29/2000, 9/9/1999, and others.

      The Implementation Phase, establishes critical dates for full certification of Year 2000 readiness on each application. A predetermined date for compliance or replacement, known as the "drop dead date" has been determined and reviewed regularly by the Steering Committee and at least quarterly by the full Board of Directors. These dates may be changed slightly as applications are reviewed; but ultimately, each application must be in compliance or be replaced. The implementation phase is substantially complete.

      Testing and verification of mission critical systems has been complete. These systems include the Bank's mortgage origination system, on-line service provider and internal general ledger program and others. Testing results were positive with no major Year 2000 issues cited. Testing issues that were of concern during the on-line service provider test were found to be related to other system parameters and not Year 2000 error related. The Bank has not identified any system or vendor which presents a material risk of not being Year 2000 ready or that cannot be replaced by another application that is Y2K compliant. All other applications have been deemed substantially compliant. The Bank will continue to monitor the on-line service provider and other vendors for future developments; however, no major changes or issues are expected.

      Customer awareness is continually addressed utilizing lobby posters, and frequent mailing of information through statement stuffers and messages. Commercial customers have been contacted and made aware of the potential impact Y2K can have on their business. The Bank continues to monitor, on an on-going basis, commercial relationships as well as mortgage loan and depositor relationships for potential impact if a problem should arise at year end.

      Employee awareness is equally as important and updates are continually given through the use of memos, staff meetings and newsletters.

      As of June 30, 1999, the Bank had incurred costs of approximately $67,000 related to its Y2K project, of which $36,000 has been capitalized.
The estimated additional cost to complete the project is currently expected to be approximately $30,000.

      The Steering Committee is currently finalizing details and testing of the business resumption plan. Implementation of each and every phase is critical in the event of any type of equipment or utility failure at the turn of the century. Focus is on continued processing of accounts with minimal inconvenience to the customer. Alternate processing procedures are being formulated and will be tested and verified for accuracy and reasonableness. Safety and security are also being addressed in the event of power failures or brown outs. The Bank has established a liquidity plan which will insure the Bank's ability to continue with its daily operation of items from loan funding to the resupply of automatic teller machines.

      The Bank believes it is substantially compliant at this time. Continued awareness and ongoing monitoring will allow us to keep abreast of any situations that may arise with time to implement a solution to these problems.
 However, as we get closer to the critical date of January 1, 2000, the Year 2000 Steering Committee may identify systems, vendors, or procedures that do present a material risk to the Bank. The disruption could include the inability to credit and withdraw from customer accounts, to credit loan payments, to process loan applications, to record the daily financial activity of bank transactions or to perform normal banking activities. Additional operational procedures, that will improve off-line operation should it become necessary, are being planned with the Bank's on-line processor. The inherent risks presented by the Year 2000 problem cannot be predicted with any certainty. Items such as data processing and transmission and communications services out of its control can materially effect the Bank's operations.


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

                                FALMOUTH BANCORP, INC.
                                     (Registrant)

Date:                           By: /s/ Santo P. Pasqualucci
                                    ----------------------------------------
                                    Santo P. Pasqualucci
                                    President and Chief Executive Officer


Date:                           By: /s/ George E. Young, III
                                    ----------------------------------------
                                    George E. Young, III
                                    Vice President and Chief Financial Officer