Form 10KSB
period 1999-09-30
FALMOUTH BANCORP INC
filed 1999-12-29
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

Commission File No.: 01-13465

FALMOUTH BANCORP, INC.
(Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	04-3337685 (I.R.S. Employer Identification No.)

20 Davis Straits, Falmouth, Massachusetts 02540
(Address of principal executive offices)
(508) 548-3500
(Issuer's Telephone Number)

Securities registered pursuant to section 12(b) of the Exchange Act:

Title of each class Common Stock, par value $0.01 per share	Name of Exchange on which registered: American Stock Exchange

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The revenues for the issuer's fiscal year ended September 30, 1999 were $8,137,606.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On November 30, 1999: $19,696,217.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,071,838 shares outstanding as of December 7, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 17, 1999, and the 1999 Annual Report to Stockholders for the fiscal year ended September 30, 1999, which has not previously been mailed to the Commission, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes      No  X

TABLE OF CONTENTS
PART I			Page
	ITEM 1. ITEM 2. ITEM 3. ITEM 4.	BUSINESS DESCRIPTION OF PROPERTY LEGAL PROCEEDINGS SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1 26 27 27
PART II
ITEM 5. ITEM 6. ITEM 7. ITEM 8.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
 STOCKHOLDER MATTERS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS
FINANCIAL STATEMENTS
CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

27 27 27 27
PART III
ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13.

DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS AND REPORTS ON FORM 8-K

27 27 27 28 28

PART I

ITEM 1.  BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share (the "Conversion"). On October 14, 1997, the Company acquired all of the capital stock of the Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization") whereby the Bank became the wholly-owned subsidiary of the Company. At September 30, 1999, there were 1,175,744 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's Common Stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank for fiscal 1997 and the period prior to the Reorganization, and the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries thereafter. The Company had total assets of $118.7 million as of September 30, 1999.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its three offices in Falmouth, Massachusetts. In October 1998, the Bank activated its toll free Voice Response System "ON CALL", which enabled its customers to obtain current balance information and transfer funds between accounts by telephone. In May 1999, the Bank installed its first off-site ATM in a local market. By August 1999, the Bank introduced its enhanced website at falmouthbank.com, which allows access to interactive calculators, as well as to the Company's current stock price and other relative information regarding the Bank's products and services. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions) which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

      The major employers in the Falmouth area are the Woods Hole Oceanographic Institute, with approximately 800 employees, Falmouth Hospital, with 750 employees and Woods Hole, Martha's Vineyard and Nantucket Steamship Authority, with 500 employees. Other major employers include Marine Biological Laboratories.

Employees

      At September 30, 1999, the Bank employed 28 full-time and 5 part-time employees.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms in excess of 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 1999, achieved the level of $34.9 million and were primarily single family residential loans. During this period, the Bank was ranked as one of the largest producers of residential mortgage loans. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 1999. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $3.6 million in loans for FNMA and $3.1 million for other investors at September 30, 1999.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

	At September 30,
	1999		1998		1997		1996		1995
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Residential mortgage loans	$ 67,712	81.02%	$ 69,967	87.56%	$ 48,367	87.14%	$ 33,993	82.57%	$ 26,094	78.67%
Commercial real estate loans	8,488	10.16	4,054	5.07	2,425	4.37	4,347	10.56	3,538	10.67
Consumer loans	577.69		566.71		877	1.58	771	1.87	819	2.47
Home equity loans	4,621	5.53	3,897	4.88	2,756	4.96	1,683	4.09	1,890	5.70
Commercial loans	2,175	2.60	1,422	1.78	1,079	1.95	373.91		830	2.49
Total loans	83,570	100.00%	79,906	100.00%	55,504	100.00%	41,167	100.00%	33,171	100.00%

Less: Unearned income (cost), net	19		45		97		143		121
Unadvanced principal	2,533		1,679		1,025		289		102
Allowance for loan losses	569		527		501		498		445
Loans, net	$ 80,487		$ 77,655		$ 53,881		$ 40,237		$ 32,503

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 1999, loans on one- to four-family residential properties accounted for 81.0% of the Bank's loan portfolio.

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

      The Bank retains all adjustable-rate mortgages it originates. The Bank's adjustable-rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan (2% per adjustment, and 5% over the life of the loan for five-year adjustable-rate loans). The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended September 30, 1999, the Bank originated $4.9 million in adjustable-rate mortgage loans and $9.7 million in fixed-rate mortgage loans for portfolio. Approximately 5.2% of all loan originations during fiscal 1999 were refinancings of loans already in the Bank's loan portfolio. At September 30, 1999, the Bank's loan portfolio included $19.1 million in adjustable-rate one- to four-family residential mortgage loans or 24.4% of the Bank's total loan portfolio, and $50.2 million in fixed-rate one- to four-family residential mortgage loans, or 60.0% of the Bank's total loan portfolio.

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

      Commercial Real Estate Loans. At September 30, 1999, the Bank's commercial real estate loan portfolio totaled $8.5 million, or 10.2% of total loans. The Bank's largest loan is a commercial loan with an outstanding balance of $685,000 at September 30, 1999 secured by an office complex located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 1999, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans which are loans secured by available equity based on the appraised value of one- to four-family residential property. Home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of twenty years or less. At September 30, 1999, the Bank had $10.9 million in home equity loans with unused credit available to existing borrowers of $6.3 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 1999, the consumer loan portfolio totaled $577,000 or .69% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 1999, the total amount of passbook and other consumer loans was $500,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 1999, the total amount of automobile loans was $121,000.

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

      Commercial Loans. The Bank employs a commercial loan officer with over 19 years of experience in commercial lending in the Falmouth market. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally be limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 1999 the Bank's non-real estate commercial loan portfolio totaled $2.2 million.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30,1999, the Bank had $1.7 million in loan commitments outstanding, for the origination of one- to four-family residential real estate loans.

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

      Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. For all mortgage loans, an appraisal of real estate intended to secure the proposed loan is obtained from an independent fee appraiser who has been approved by the Bank's Board of Directors. Fire, casualty and sometimes flood insurance are required on all loans secured by improved real estate.

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

      Loan Maturities. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	At September 30, 1999(1)
	Real Estate	Consumer and Other	Total Loans
	(In thousands)

Total loans scheduled to mature:
In one year or less	$ 5,604	$1,113	$ 6,715
After one year through five years	2,912	1,007	3,919
Beyond five years	69,755	645	70,420
Total	$73,291	$2,765	$81,056
Loan balance by type scheduled to mature after one year:
Fixed	46,233	1,607	47,840
Adjustable	26,458	45	26,498

__________________

(1)   Net of unearned income and unadvanced principal.

      Originations and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated. In recent years, the Bank has been retaining more of its fixed-rate residential loans in excess of 15-year term with the intent of selling such loans service retained.

	Years Ended September 30,
	1999	1998	1997	1996	1995
	(In thousands)

Beginning balance(1)	$78,182	$54,382	$40,735	$32,948	$27,894
Mortgage loan originations(2)	28,279	41,356	18,712	13,090	8,722
Consumer loan originations	4,323	2,015	3,145	1,844	964
Commercial loan originations	2,249	1,752	1,710	1,321	1,127
Less: Amortization and payoffs(3)	(24,193)	(14,286)	(9,920)	(8,468)	(5,310)
Transfers to OREO	-	-	-	-	-
Net loans originated	10,658	30,837	13,647	7,787	5,503
Total loans sold	(7,784)	(7,037)	-	-	(449)
Ending balance(1)	$81,056	$78,182	$54,382	$40,735	$32,948

_________________

(1)   Net of unearned income and unadvanced principal.
(2)   Includes residential and commercial real estate loans.
(3)   Includes unadvanced principal.

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

	At September 30,
	1999	1998	1997	1996	1995
	(Dollars in thousands)

Loans 30-89 days past due(not included in non-performing loans)	$57	$65	$290	$81	$ -
Loans 30-89 days past due as a percent of total loans	.07%	.08%	.53%	.20%	-%
Non-performing loans: (90 days past due)	$ -	$ -	$ 30	$14	$ -
OREO	$ -	$ -	$ -	$ -	$ -
Total non-performing assets	$ -	$ -	$ 30	$14	$ -
Non-performing loans as a percent oftotal loans	-%	-%	.06%	.03%	-%
Non-performing assets as apercent of total assets	-%	-%	.03%	.02%	-%

      During the year ended September 30, 1999, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 1999, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 1999, the Bank had no assets classified as special mention or doubtful, $87,757 in assets designated as substandard, and $3,458 classified as loss.

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

      The banking regulatory agencies, including the FDIC, have a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.
	Year Ended September 30,
	1999	1998	1997	1996	1995
	(Dollars in thousands)

Average loans, net	$77,657	$69,258	$47,288	$36,387	$30,244
Period-end total loans(1)	81,056	78,182	54,382	40,735	32,948
Allowance for loan losses at beginning of period	527	501	498	445	310
Loans charged-off	-	-	-	-	-
Recoveries	-	-	3	2	135
Provision charged to operations	42	26	-	51	-
Allowance for loan losses at end of period	$ 569	$ 527	$ 501	$ 498	$ 445
Ratios: Allowance for loan losses as a percentage of Period end total loans	.70%	.68%	.92%	1.22%	1.35%
Allowance for loan losses as a percentage of non-performing loans	-%	-%	1,670.00%	3,557.14%	-%
Net charge-offs to average loans, net	-	-	-	-	-
Net charge-offs to allowance for loan losses	-	-	-	-	-

_________________________

(1)   Net of unearned income and unadvanced principle.

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.
	At September 30,
	1999		1998		1997		1996		1995
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate mortgage:
Residential	$282	80.42%	$315	87.28%	$363	86.88%	$428	82.57%	$295	78.67%
Commercial	171	10.47	113	5.19	64	4.46	32	10.56	96	10.67
Commercial loans, other	62	2.70	44	1.82	38	1.98	8	0.91	32	2.49
Consumer, including home equity loans	54	6.41	55	5.71	36	6.68	30	5.96	22	8.17
Total allowance for loan losses	$569	100.00%	$527	100.00%	$501	100.00%	$498	100.00%	$445	100.00%

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 1999, the Bank's liquidity ratio was 31.50%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

      Interest income from investments in various types of liquid assets provides a significant source of revenue for the Bank. In the late 1980s, the Bank maintained its conservative underwriting standards in an effort to avoid asset quality problems and chose instead to invest excess liquidity in its investment portfolio. The Bank's short-term investments include United States Treasury securities and United States Agency securities, commercial paper, equity securities, short-term corporate debt securities and overnight federal funds. The balance of the securities investments maintained by the Bank in excess of regulatory requirements reflects management's historical objective of maintaining liquidity at a level that assures the availability of adequate funds, taking into account anticipated cash flows and available sources of credit, for meeting withdrawal requests and loan commitments and making other investments.

      The Bank purchases securities through a primary dealer of United States Government obligations or such other securities dealers authorized by the Board of Directors and requires that the securities be delivered to the safekeeping agent (Investors Bank & Trust Company) before the funds are transferred to the broker or dealer. The Bank purchases investment securities pursuant to an investment policy established by the Board of Directors.

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

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 1999.
	September 30, 1999 ;
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Market Amount
	(Dollars in thousands)

U.S. Government Obligations	$ 8,985	5.06%	$ 993	5.60%	$ -	-%	$ 280	5.77%	$10,258	5.13%	$ 10,243
Mortgage-backed Securities	-	-	-	-	322	6.93	1,638	7.50	1,960	7.41	1,993
Corporate Notes and Bonds	6,448	5.74	4,033	6.01	-	-	-	-	10,481	5.84	10,470
Total	$15,433	5.34%	$5,026	5.93%	$322	6.93%	$1,918	7.25%	$22,699	5.65%	$22,706
Marketable Equity Securities									3,862	3.97	4,070
FHLB Stock									721	6.53	721
Total Investment Portfolio									$27,282	5.45%	$27,497

      The following tables set forth information regarding the investment portfolio at the dates indicated.
	September 30, 1999
	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Market Value	Percent(1)	Amortized Cost	Market Value	Percent(2)
	(Dollars in thousands)

Investment securities(3):
U.S. government obligations	$6,259	$6,255	36.49%	$3,999	$3,988	41.48%
Other bonds and obligations	5,160	5,157	30.08	5,321	5,313	55.19
Marketable equity securities	3,862	4,070	23.74	-	-	-
Mortgage-backed securities(4)	1,638	1,662	9.69	322	331	3.33
Total Investment Portfolio	$16,919	$17,144	100.00%	$9,642	$9,632	100.00%
	September 30,
	1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Investment securities(3):
U.S. government obligations	$10,254	38.3%	$ 4,913	20.5%	$14,624	40.6%
Other bonds and obligations	10,478	3.91%	10,415	43.5%	10,292	28.6%
Marketable equity securities	4,070	15.2%	5,854	24.4%	7,670	21.3%
Mortgage-backed securities(4)	1,984	7.4%	2,779	11.6%	3,411	9.5%
Total Investment Portfolio	$26,786	100.0%	$23,961	100.0%	$35,997	100.0%

___________________________

(1)   As a percentage of market value.
(2)   As a percentage of amortized cost.
(3)   Includes $1.1 million invested in Bank Investment Fund One, a mutual bond fund offered by the Co-operative Central Bank, a quasi-governmental agency, and does not include interest-earning overnight deposits of $4,805,000 or Federal Home Loan Bank
        Stock of $720,700.
(4)   Consists of collateralized mortgage obligations, GNMA, FHLMC and FNMA certificates.

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.
	At September 30,
	1999		1998		1997		1996		1995
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Savings deposits	$17,782	19.1%	$16,583	20.3%	$15,828	21.9%	$13,986	21.1%	$13,921	21.5%
NOW accounts	9,389	10.1	6,601	8.1	6,983	9.7	5,674	8.5	5,562	8.6
Money market deposits	14,188	15.3	11,056	13.6	9,111	12.6	7,770	11.7	8,441	13.0
Total	41,359	44.5	34,240	42.0	31,922	44.2	27,430	41.3	27,924	43.1
Demand deposits	8,091	8.7	5,335	6.5	3,136	4.4	947	1.4	701	1.1
Certificates of deposit	43,436	46.8	41,944	51.5	37,133	51.4	38,066	57.3	36,157	55.8
Total deposits	$92,886	100.0%	$81,519	100.0%	$72,191	100.0%	$66,443	100.0%	$64,782	100.0%

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1999.

Maturity Period	Certificates of Deposit
(In thousands)
Within three months	$2,270
After three but within six months	2,606
After six but within 12 months	1,638
After 12 months	1,532
Total	$8,046

The following table sets forth the deposit activity of the Bank for the periods indicated.

	Years Ended September 30,
	1999	1998	1997	1996	1995
	(In thousands)
Deposits	$344,310	$306,278	$179,899	$153,704	$84,785
Withdrawals	335,933	299,905	176,904	155,067	88,973
Net increase (decrease) before interest credited	8,377	6,378	3,007	(1,363)	(4,188)
Interest credited	2,990	2,945	2,728	2,786	2,542
Net increase (decrease) in deposits	$ 11,367	$ 9,328	$ 5,747	$ 1,423	$ (1,646)

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $5.4 million of FHLB advances outstanding at September 30, 1999.

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

Employees

      At September 30, 1999, the Bank had 28 full-time and 5 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

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

      Elimination of Dividends; Dividends Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

      Massachusetts Taxation. The Bank currently files a separate Massachusetts excise tax return, based on net income. Under state laws, Massachusetts-based financial institutions may apportion income earned in other states. However, the Massachusetts bank excise (income) tax applies to non-bank entities and out-of-state financial institutions as well as Massachusetts-based financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. Carryforwards and carrybacks of net operating losses are not allowed.

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

REGULATION AND SUPERVISION

General

      As a co-operative bank, chartered by the Commonwealth of Massachusetts, whose deposits are insured by the BIF of the FDIC, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Division of Banks. In addition, the FDIC levies assessments or deposit insurance premiums on the bank and is vested with authority to supervise the Bank and to exercise a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance fund, not the Company's stockholders.

      The following references to the laws and regulations under which the Bank is regulated are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

*    repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

*    provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

*    broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

*    provides an enhanced framework for protecting the privacy of consumer information;

*    adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

*    modifies the laws governing the implementation of the Community Reinvestment Act and

*    addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

      The Company believes that the Act will not have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets the Bank currently serves.

Federal Banking Regulations

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

      Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

      The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital can not exceed 100% of Tier 1 capital.

      The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

      The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

      The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 1999. The Bank exceeded the minimum capital adequacy requirements at September 30, 1999.

	At September 30, 1999
	Capital Amount	Percent of Assets(1)	Capital Requirement	Percent of Assets(1)
	(Dollars in thousands)
Tier 1 leverage capital	$15,311	13.46%	$4,550	4.00%
Tier 1 risk-based capital	$15,311	22.15%	$2,764	4.00%
Total risk-based capital	$15,880	22.98%	$5,529	8.00%

___________________

(1)   For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on July 1, 1998 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits. For the semi-annual period beginning July 1, 1999, the rates of assessment for the FICO bonds is 0.01184% for BIF-assessable deposits and 0.0592% for SAIF-assessable deposits.

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

Transactions with Affiliates and Insiders

      Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Section 23A (i) limits the extent to which the bank or its subsidiaries may engage in " covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and similar other types of transactions. In addition, most extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. Section 23B requires that any covered transaction, and certain other transactions, including the bank's sale of assets and purchase of services from an affiliate must be on terms that are substantially the same, or at least as favorable, to the institution as those that would prevail in a comparable transaction with a non-affiliate.

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

Real Estate Lending Policies

      Under FDIC regulations, state-chartered nonmember banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

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

Standards for Safety and Soundness

      Under FDICIA, each federal banking agency is required to prescribe, by regulation, safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee compensation, employee benefits, fees, asset quality and earnings sufficiency. These standards are in the form of broad guidelines for performance that generally leave to each institution the methods for achieving the objectives. The Bank believes it meets the FDIC's safety and soundness standards.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institution. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 1999, of $720,700.

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

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. As of September 30, 1999, the Bank met its reserve requirements.

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

      Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Bank, Bancorp, any subsidiary of Bancorp and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services. See "Regulation and Supervision -- Transactions with Affiliates and Insiders."

Federal Securities Laws

      The Company's Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

      The following table sets forth certain information at September 30, 1999 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.
	Year Completed or Acquired	Square Footage	Net Book Value at September 30, 1999
Main Office: 20 Davis Straits Falmouth, MA 02540	1978	10,696	$265,795

Branch Offices: North Falmouth, MA 78 County Rd. N. Falmouth, MA 02556	1998	1,706	$587,684
East Falmouth, MA 397 E. Falmouth Hwy E. Falmouth, MA 02536	1998	2,380	$823,683

      At September 30, 1999, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its offices totaled $321,886. For more information, see Note 5 of Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

      Although the Bank and the Company, from time to time, are involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Bank or the Company, its directors or its officers is a party or to which any of its property is subject as of the date of this Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The following information included in the Falmouth Bancorp, Inc. 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Company's Common Stock."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

      The following information included in the Falmouth Bancorp, Inc. 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 3 through 18 of the Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference: "Financial Statements and Notes to Financial Statements."

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

      None.

PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

      The following information included in the Company's 1999 Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.  EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 --Election of Directors -- Directors' Compensation," "-- Compensation Table," " -- Certain Employee Benefit Plans and Employment Agreements" and "-- Transactions with Certain Related Persons."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included in the Proxy Statement is incorporated herein by reference: "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following financial statements included in the 1999 Annual Report are incorporated herein by reference:

Balance Sheets -- At September 30, 1999 and 1998;
Statements of Income -- Years Ended September 30, 1999, 1998 and 1997;
Statements of Changes in Stockholders' Equity -- Years Ended September 30, 1999, 1998 and 1997;
Statements of Cash Flows -- Years Ended September 30, 1999, 1998 and 1997; and
Notes to Financial Statements -- Years Ended September 30, 1999, 1998 and 1997

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
10.7  Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)
13   Annual Report to Stockholders for the Year Ended September 30, 1999.
21   Subsidiaries of the Registrant. (2)
27   Financial Data Schedule.*

______________________

(1)   Incorporated herein by reference Registration Statement on Form S-4 (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
(2)   Incorporated herein by reference Registration Statement on Form 10-KSB for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 29, 1997.

* Filed in electronic format only.

(c)	Reports on Form 8-K. None.

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
Name	Title	Date
/s/ Santo P. Pasqualucci Santo P. Pasqualucci	Director, President and Chief Executive Officer (Principal executive officer)	December 21, 1999
/s/ George E. Young, III George E. Young, III	Vice President and Chief Financial Officer (Principal financial officer)	December 21, 1999
/s/ John W. Holland, Jr. John W. Holland, Jr.	Director	December 21, 1999
/s/ James A. Keefe James A. Keefe	Director	December 21, 1999
/s/ Wayne C. Lamson Wayne C. Lamson	Director	December 21, 1999
/s/ Gardner L. Lewis Gardner L. Lewis	Director	December 21, 1999
/s/ John J. Lynch, Jr. John J. Lynch, Jr.	Director	December 21, 1999
/s/ Ronald L. McLane Ronald L. McLane	Director	December 21, 1999
/s/ Eileen C. Miskell Eileen C. Miskell	Director	December 21, 1999
/s/ Robert H. Moore Robert H. Moore	Director	December 21, 1999
/s/ Walter A. Murphy Walter A. Murphy	Director	December 21, 1999
/s/ William E. Newton William E. Newton	Director	December 21, 1999