Form 10QSB
period 1999-12-31
FALMOUTH BANCORP INC
filed 2000-02-08
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549





                                 FORM 10-QSB

                                 (Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1999

                                     OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to
                                               ----    ----

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

                     Delaware                           04-3337685
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

                   20 Davis Straits, Falmouth,  MA  02540
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
                               Yes  X   No
                                   ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                             Outstanding at
           Class                            December 31, 1999
-------------------------------------------------------------
Common Stock, Par Value $.01                    1,057,138

               Transitional small business disclosure format:
                               Yes      No  X
                                   ---     ---


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                    1
         December 31, 1999 and September 30, 1999

         Consolidated Statements of Income                                 2
         For Three Months Ended December 31, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity        3
         For Years Ended September 30,1998 and September 30,1999, and Three Months Ended December 31, 1999

         Consolidated Statements of Cash Flows                             4
         For Three Months Ended December 31, 1999

         Notes To Consolidated Financial Statements                      5-6

Item 2.  Management's Discussion and Analysis of Financial Condition     7-10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities and Use of proceeds                        11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11
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


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

Part I.  Item I.

                  December 31, 1999 and September 30, 1999
                  ----------------------------------------


                                                                            December 31,     September 30,
                                                                               1999              1999
                                                                            -----------------------------
                                                                            (Unaudited)
ASSETS
Cash and due from banks                                                     $  3,527,672     $  2,472,360
Federal funds sold                                                             4,284,065        4,805,000
                                                                            -----------------------------
Total cash and cash equivalents                                                7,811,737        7,277,360
Investments in available-for-sale securities (at fair value)                  12,448,614       17,144,442
Investments in held-to-maturity securities (fair values of $8,353,996
 as of December 31, 1999 and $9,631,547 as of September 30, 1999)              8,375,889        9,641,817
Federal Home Loan Bank stock, at cost                                            720,700          720,700
Loans, net                                                                    83,680,700       80,487,395
Premises and equipment                                                         2,009,033        2,023,577
Accrued interest receivable                                                      544,408          729,668
Cooperative Central Bank Reserve Fund Deposit                                    395,395          395,395
Other assets                                                                     229,208          231,928
                                                                            -----------------------------
      Total assets                                                          $116,215,684     $118,652,282
                                                                            =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                       $  7,887,121     $  8,091,418
  Interest-bearing                                                            83,544,612       84,794,290
                                                                            -----------------------------
      Total deposits                                                          91,431,733       92,885,708
Securities sold under agreements to repurchase                                 1,196,848          857,727
Advances from Federal Home Loan Bank of Boston                                 5,694,827        5,431,290
Other liabilities                                                                343,370          218,104
                                                                            -----------------------------
Total liabilities                                                             98,666,778       99,392,829
                                                                            -----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized 500,000 shares;
   none issued
  Common stock, par value $.01 per share, authorized 2,500,000 shares;
   issued 1,454,750 shares; outstanding 1,057,138 shares as of
    December 31, 1999 and 1,175,744 shares  as of September 30, 1999              14,547           14,547
  Paid-in capital                                                             13,944,798       13,907,812
  Retained earnings                                                           11,015,813       10,818,456
  Unallocated Employee Stock Ownership Plan shares                              (543,807)        (565,853)
  Treasury stock (397,612 shares as of December 31, 1999;
   279,006 shares as of September 30, 1999)                                   (6,560,748)      (4,600,671)
  Unearned compensation                                                         (443,284)        (443,284)
  Accumulated other comprehensive income                                         121,587          128,446
                                                                            -----------------------------
      Total stockholders' equity                                              17,548,906       19,259,453
                                                                            -----------------------------
      Total liabilities and stockholders's equity                           $116,215,684     $118,652,282
                                                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                Three Months Ended December 31, 1999 and 1998
                ---------------------------------------------

                                                     1999          1998
                                                  -------------------------
                                                  (Unaudited)   (Unaudited)
Interest and dividend income:
  Interest and fees on loans                      $1,532,873    $1,469,648
  Interest and dividends on securities:
    Taxable                                          282,995       257,327
    Dividends on marketable equity securities         24,445        25,881
Dividends on Cooperative Bank Investment
 and Liquidity Funds                                  12,347        42,622
Other interest                                        64,426        67,124
                                                  ------------------------
      Total interest and dividend income           1,917,086     1,862,602
                                                  ------------------------

Interest expense:
  Interest on deposits                               764,967       773,059
  Interest on securities sold under agreement
   to repurchase                                      11,146        12,288
  Interest on FHLB advances                           85,654        92,311
                                                  ------------------------
      Total interest expense                         861,767       877,658
                                                  ------------------------
      Net interest and dividend income             1,055,319       984,944
Provision for loan losses                             12,000         6,000
                                                  ------------------------
  Net interest income after provision
   for loan losses                                 1,043,319       978,944
                                                  ------------------------
Other income:
  Service charges on deposit accounts                 36,838        28,900
  Securities gains, net                               95,143        22,713
  Gains on mortgages sold, net                         1,711           245
  Other income                                        66,431        56,499
                                                  ------------------------
      Total other income                             200,123       108,357
                                                  ------------------------
Other expense:
  Salaries and employee benefits                     405,607       400,379
  Occupancy expense                                   48,278        42,521
  Equipment expense                                   39,116        39,143
  Data processing expense                             58,287        61,524
  Directors' fees                                     13,250        12,450
  Legal and professional fees                         65,473        53,946
  Other expenses                                     145,093       112,752
                                                  ------------------------
      Total other expenses                           775,104       722,715
                                                  ------------------------
      Income before income taxes                     468,338       364,586
Income taxes                                         191,882       192,600
                                                  ------------------------
      Net income                                  $  276,456    $  171,986
                                                  ========================

Comprehensive income                              $  269,597    $  276,798
                                                  ========================

Earnings per common share                         $     0.26    $     0.13
                                                  ========================
Earnings per common share, assuming dilution      $     0.24    $     0.13
                                                  ========================

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                                                                                        Unallocated
                                                                                      Employee Stock
                                                                                        Ownership
                                               Common       Paid-In       Retained        Plan
                                               Stock        Capital       Earnings       Shares
                                              ------------------------------------------------------
Balance, September 30, 1997                   $145,475    $13,651,570    $ 9,334,011    $(741,923)
Employee Stock Ownership Plan                                  94,566
ESOP shares released                                                                       87,885
Purchase of shares for recognition and
 retention plan (RRP)
Recognition and retention plan                                158,760
Distribution of RRP shares                                   (157,016)
Tax benefit from RRP                                           20,206
Formation of the Holding Company,
 change in par value                          (130,928)       130,928
Purchase of treasury stock
Dividends declared ($.23 per share)                                         (314,350)
Comprehensive income:
  Net income                                                               1,185,076
  Change in net unrealized
   holding gain on available-
    for-sale securities, net of tax
     effect of $54, 071
  Comprehensive income
                                              ---------------------------------------------------
Balance, September 30, 1998                     14,547     13,899,014     10,204,737     (654,038)
Employee Stock Ownership Plan                                  49,149
ESOP shares released                                                                       88,185
Purchased of shares for recognition and
 retention plan (RRP)
Recognition and retention plan                                114,417
Distribution of RRP shares                                   (160,691)
Tax benefit from RRP                                            9,388
Purchase of treasury stock
Exercise of stock options and  related
 tax benefit                                                   (3,465)
Dividends declared ($.28 per share)                                         (355,194)
Comprehensive income:
  Net income                                                                 968,913
  Net change in unrealized holding gain
   on available-for-sale securities
    Comprehensive income
                                              ---------------------------------------------------
Balance, September 30, 1999                     14,547     13,907,812     10,818,456     (565,853)
Employee Stock Ownership Plan                                  10,858             60
ESOP shares released                                                                       22,046
Recognition and retention plan                                 27,654
Purchase of treasury stock
Exercise of stock options and related
 tax benefit                                                   (1,526)
Dividends declared ($0.07 per share)                                         (79,159)
Comprehensive income:
  Net income                                                                 276,456
  Net change in unrealized holding gain
   on available-for-sale securities
  Comprehensive income
                                              ---------------------------------------------------
Balance, December 31, 1999                    $ 14,547    $13,944,798    $11,015,813    $(543,807)
                                              ====================================================

                                                                           Accumulated
                                                                              Other
                                              Treasury      Unearned      Comprehensive
                                               Stock      Compensation       Income         Total
                                           --------------------------------------------------------
Balance, September 30, 1997                          -              -       $416,383    $22,805,516
Employee Stock Ownership Plan                                                                94,566
ESOP shares released                                                                         87,885
Purchase of shares for recognition and
 retention plan (RRP)                                        (751,433)                     (751,433)
Recognition and retention plan                                                              158,760
Distribution of RRP shares                                    157,016                             0
Tax benefit from RRP                                                                         20,206
Formation of the Holding Company,
 change in par value                                                                              0
Purchase of treasury stock                    (952,668)                                    (952,668)
Dividends declared ($.23 per share)                                                        (314,350)
Comprehensive income:
  Net income
  Change in net unrealized
   holding gain on available-
    for-sale securities, net of tax
     effect of $54, 071                                                      (92,068)
  Comprehensive income                                                                    1,093,008
                                           --------------------------------------------------------
Balance, September 30, 1998                   (952,668)      (594,417)       324,315     22,241,490
Employee Stock Ownership Plan                                                                49,149
ESOP shares released                                                                         88,185
Purchased of shares for recognition and
 retention plan (RRP)                                          (9,558)                       (9,558)
Recognition and retention plan                                                              114,417
Distribution of RRP shares                                    160,691
Tax benefit from RRP                                                                          9,388
Purchase of treasury stock                  (3,665,778)                                  (3,665,778)
Exercise of stock options and  related
 tax benefit                                    17,775                                       14,310
Dividends declared ($.28 per share)                                                        (355,194)
Comprehensive income:
  Net income
  Net change in unrealized holding gain
   on available-for-sale securities                                         (195,869)
    Comprehensive income                                                                    773,044
                                           --------------------------------------------------------
Balance, September 30, 1999                 (4,600,671)      (443,284)       128,446     19,259,453
Employee Stock Ownership Plan                                                                10,918
ESOP shares released                                                                         22,046
Recognition and retention plan                                                               27,654
Purchase of treasury stock                  (1,973,155)                                  (1,973,155)
Exercise of stock options and related
 tax benefit                                    13,078                                       11,552
Dividends declared ($0.07 per share)                                                        (79,159)
Comprehensive income:
  Net income
  Net change in unrealized holding gain
   on available-for-sale securities                                           (6,859)
  Comprehensive income                                                                      269,597
                                           --------------------------------------------------------
Balance, December 31, 1999                 $(6,560,748)    $ (443,284)      $121,587    $17,548,906
                                           ========================================================

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Three Months Ended December 31, 1999 and 1998
            -----------------------------------------------------

                                                                            1999           1998
                                                                         --------------------------
                                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net income                                                             $   276,456    $   171,986
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Recognition and retention plan (RRP)                                    27,654         27,216
      Provision for loan loss                                                 12,000          6,000
      (Accretion) amortization of investment securities, net                 (19,129)         7,442
      Change in unearned income                                              (11,062)        (3,882)
      Net gains on sales of loans                                             (1,711)          (245)
      Gain on sales of investment securities, net                            (95,143)       (22,713)
      Depreciation and amortization                                           42,493         40,157
      (Increase) decrease in accrued interest receivable                     185,260         (2,773)
      (Increase) decrease in other assets                                     18,025        (28,273)
      Increase (decrease) in other liabilities                               125,290        (85,881)
                                                                         --------------------------
  Net cash provided by operating activities                                  560,133        109,034
                                                                         --------------------------
Cash flows from investing activities
 Proceeds from sales of loans                                                 61,711        614,245
  Purchase of available-for-sale securities                                 (730,009)    (3,635,000)
  Proceeds from sales of available-for-sale securities                       825,010        580,247
  Proceeds from maturities of available-for-sale securities                4,691,779      2,792,735
  Purchase of held-to-maturity securities                                   (995,004)
  Proceeds from maturities of held-to-maturity securities                  2,262,124      1,094,640
  Net increase in loans                                                   (3,254,243)    (2,586,298)
  Capital expenditures                                                       (27,949)       (27,489)
                                                                         --------------------------
  Net cash used in investing activities                                    2,833,419     (1,166,920)
                                                                         --------------------------
Cash flows from financing activities:
  Dividends paid                                                             (79,159)      ( 94,918)
  Employee Stock Ownership Plan                                               10,858         12,344
  Purchase of treasury stock                                              (1,973,155)      (258,578)
  Unallocated ESOP shares released                                            22,046         22,047
  Proceeds from exercise of stock options                                     11,552         10,620
  Net increase (decrease) in demand deposits, NOW and savings accounts    (3,135,966)     2,335,993
  Net increase (decrease) in time deposits                                 1,681,993        181,968
  Net increase (decrease in securities sold under agreements
   to repurchase                                                             339,121        318,289
  Proceeds from Federal Home Loan Bank advances                           14,442,000      1,268,000
  Repayments of Federal Home Loan Bank advances                          (14,178,464)    (3,079,196)
                                                                         --------------------------
  Net cash provided by financing activities                               (2,859,174)       716,569
                                                                         --------------------------

Increase (decrease) in cash and cash equivalents                             534,378       (341,317)
Cash and cash equivalents at beginning of period                           7,277,359      7,286,578
                                                                         --------------------------
Cash and cash equivalents at end or period                               $ 7,811,737    $ 6,945,261
                                                                         ==========================

Supplemental disclosures
  Interest paid                                                          $   861,767    $   887,658
  Income taxes paid                                                          130,200        310,947

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC.AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements


      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Company as of December 31, 1999 and September 30, 1999. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 1999 Annual Report contained on Form 10-KSB.

      Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS.
It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended December 31, 1999 and 1998 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:

                                                      (Numerator)   (Denominator)   Amount
                                                      ------------------------------------
Quarter ended December 31, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                  $276,456      1,073,376      $.26
  Effect of dilutive securities options and warrants                     59,851
                                                        -----------------------
Diluted EPS
-----------
  Income available to common stockholders               $276,456      1,133,227      $.24
                                                        =======================

Quarter Ended December 31, 1998
Basic EPS
---------
  Net income and income available to
   common stockholders                                  $171,986      1,333,561      $.13
  Effect of dilutive securities options and warrants                     22,424
                                                        -----------------------
Diluted EPS
-----------
Income available to common stockholders                 $171,986      1,355,985      $.13
                                                        =======================

      Note 4 - Dividends

      On November 17, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share of common stock which was paid on December 21, 1999.

      Note 5 - Recent Developments

      On December 13, 1999, the Company announced its most recent stock repurchase program which authorizes the Company to repurchase into treasury stock up to 53,545 additional shares, or five percent of its outstanding
shares of common stock.   During the quarter ended December 31, 1999, the
Company repurchased 118,606 shares of its common stock. At December 31, 1999, the Company had 397,612 treasury shares.


                         Management's Discussion and
            Analysis of Financial Condition and Operating Results

Part I. Item 2.

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At December 31, 1999, there were 1,057,138 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a profitable community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has two subsidiaries, Falmouth Securities Corporation, a Massachusetts corporation, which was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law and Falmouth Capital Corporation, a real estate investment trust.

Comparison of Financial Condition at December 31, 1999 and September 30, 1999.

      The Company's total assets decreased by $2.5 million or 2.05% for the three months ended December 31, 1999, from $118.7 million at September 30, 1999 to $116.2 million at December 31, 1999. Total deposits decreased $1.5 million or 1.57%, from $92.9 million at September 30, 1999 to $91.4 million at December 31, 1999. This decrease was due, in part, to seasonal withdrawals from retail and commercial checking accounts during the period. Total net loans were $83.7 million or 91.52% of total deposits at December 31, 1999, as compared to $80.5 million or 86.65% of total deposits at September 30, 1999, representing a increase of $3.2 million. This increase is due, in part, to the continued strong local real estate market and the Bank's commitment to increase market share. Investment securities were $21.6 million or 18.57%
of total assets at December 31, 1999, as compared to $27.5 million or 23.18% of total assets at September 30, 1999. Investment securities decreased $5.9 million due, in part, to cash flows to fund loans and savings withdrawals.
The Bank's current dollar cost averaging program for the purchase of equity securities, established in March 1999, will be completed in February 2000. To date, the program has generated net securities gains of approximately $521,000 and expanded its equity securities holdings by $1.2 million for the nine months ended December 31, 1999.

      Borrowed funds from the Federal Home Loan Bank of Boston have increased from $5.4 million at September 30, 1999 to $5.7 million at December 31, 1999. The increase of $300,000 was utilized, primarily, to maintain liquidity in the pre-Year 2000 time frame.

      Stockholders' equity was $17.5 million at December 31, 1999, as compared to $19.3 million at September 30, 1999, a decrease of $1.8 million. This change was primarily the result of an increase in retained earnings of $198,000, which was off-set by an increase in treasury shares purchased of $2.0 million under the Company's stock repurchase programs. The ratio of stockholders equity to total assets was 15.10% at December 31, 1999, and the book value per share of common stock was $16.60, compared to 16.23% and $16.38, respectively, at September 30, 1999.

      The ratio of the allowance for loan losses to total loans was .70% at December 31, 1999. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank added $12,000 to the allowance during the three month period ended December 31, 1999. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended December 31, 1999 and 1998.

      Net Income. The Company's net income for the three months ended December 31, 1999 was $276,000 as compared to $172,000 for the three months ended December 31, 1998. The increase in net income of $104,000 was primarily due to an increase in other income of $92,000 and an increase in interest and dividend income of $54,000 and a decrease in interest expense of $16,000, off-set in part with an increase in other expenses of $52,000. The annualized return on average assets (ROA) for the three months ended December 31, 1999 was 0.94%, an increase of 33 basis points, as compared to 0.61% for the same period of the prior year. The $92,000 increase in other income was due primarily to a $72,000 increase in net securities gains, which were part of the Bank's equity securities dollar cost averaging program.

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 1999 was $1,917,000 an increase of $54,000, as compared to $1,863,000 for the three month period ended December 31, 1998. The increase in interest and dividend income was attributable, in part, to the loan portfolio which provided an increase in interest and fee income of $63,000. Additionally, there was an increase in interest and dividend income of $24,000 for the same period. This was, in part, off-set by a decrease in dividends on Cooperative Bank Investment of $30,000 and a decrease in other interest of $3,000. The investment in the Cooperative Bank Investment Fund was reduced by approximately $2.5 million during the previous six months, resulting in the decrease in dividends on the fund during the three months ended December 31, 1999.

      Interest Expense. Total interest expense for the three months ended December 31, 1999 was $862,000, as compared to $878,000 for the same period of the prior year, for a decrease of $16,000.

      Net Interest and Dividend Income. Net interest and dividend income for the three month period ended December 31, 1999 was $1,055,000 as compared to $985,000 for the three months ended December 31, 1998. The increase of $70,000 was the result of a $55,000 increase in interest and dividend income coupled with a decrease in interest expense. The net interest margin for the three months ended December 31, 1999 was 3.84%, an increase of 23 basis points, as compared to 3.61% for the three months ended December 31, 1998. The increase in net interest margin was primarily the result of an increase in interest income coupled with a decrease in interest expense.

      Provision for Loan Losses. The Bank added $12,000 to its provision for loan losses during the quarter ended December 31, 1999, to maintain sufficient reserves for the loan loss to total loan ratio. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including the expansion of the commercial loan portfolio. As of December 31, 1999, the Bank had one $3,000 consumer loan classified as loss and no loans classified as doubtful.

      Other Income. Other income for the three month period ended December 31, 1999 was $200,000, as compared to $108,000 for the three months ended December 31, 1998. The $92,000 increase was primarily the result of an increase in net gains realized from the sale of investment securities of $72,000, as well as an increase in service charge income of $8,000, an increase in net gains on the sale of mortgages of $2,000 and an increase in other income of $10,000.

      Operating Expenses. Operating expenses for the three months ended December 31, 1999 were $775,000, as compared to $723,000 for the three months ended December 31, 1998. The $52,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $6,000, an increase in occupancy expense of $5,000, an increase in legal and professional costs of $11,000, an increase in other expenses of $32,000, combined with a decrease in data processing fees of $3,000. Other operating expenses increased, in part due to the Bank's increased marketing efforts as well as other costs, such as printing and supplies, associated with the Bank's efforts in the Year 2000 (Y2K) project during the period. The annualized ratio of operating expenses to average total assets for the three months ended December 31, 1999 was 2.63%, as compared to 2.56% for the three month period ended December 31, 1998, an increase of 7 basis points..

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 1999 was 28.48%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1999, regulatory liquidity totaled $97.1 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At December 31, 1999, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.7 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 1999, the Bank had $6.6 million in outstanding residential and commercial commitments to originate loans, as well as $13.1 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit which are scheduled to mature in one year or less totaled $36.8 million at December 31, 1999. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 1999 the Bank exceeded all of its regulatory capital requirements.

Year 2000

The following is a "Year 2000 Readiness Disclosure" made in accordance with the Federal Year 2000 Information and Readiness Disclosure Act. Pub. L. No 105-271.

      Many of the "Year 2000" issues are now behind us. Commonly referred to as "Y2K", the anticipated problems were complex and required time and resources to identify, correct and test hardware and software systems prior to the "event weekend" of January 1, 2000. Preparing our systems to function normally in the year 2000 was one of our top priorities in 1999. The Bank, through its Year 2000 Steering Committee, created a Year 2000 Plan which included five phases of review, testing and implementation. These phases were Awareness, Assessment, Renovation, Validation, and Implementation. The Steering Committee adopted its formal Year 2000 Plan in March 1998 and was successful in accomplishing its mission. To date, no year 2000 bugs have been identified.

      The year 2000 Plan was followed, reviewed and updated on year 2000 issues as they were identified. In June 1998, the Bank adopted its Year 2000 Test Plan. The goal of the Test Plan was to provide testing guidance on all critical applications. It was necessary to provide reasonable assurance that the applications identified would function normally in the next millennium.

      Although the Bank believes that no new Y2K issues will materialize, continued awareness and ongoing monitoring will allow us to keep abreast of any situations that may arise. The inherent risks presented by the Year 2000 date change could not be predicted with any certainty. Items such as data processing and transmission and communications services out of its control could have materially effected the Bank's operations. To date, however, the Bank has not been materially effected by any year 2000 issurs, both within and outside of its control.

      As of December 31, 1999, the Bank had incurred direct costs of approximately $100,000 related to the Y2K project. This included system upgrades, compensation and consumer awareness projects. One time combined hardware and software upgrades costs of $36,000 were capitalized. A significant portion of these costs were incremental and did not divert the redeployment of internal resources from other activities. All costs were borne out of the Company's operating cash flow.


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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date: February 3, 2000                 By: /s/ Santo P. Pasqualucci
     -----------------                     ------------------------
                                           Santo P. Pasqualucci
                                           President and Chief
                                           Executive Officer




Date: February 3, 2000                 By: /s/ George E. Young, III
      ----------------                     ------------------------
                                           George E. Young, III
                                           Vice President and
                                           Chief Financial Officer