Form 10QSB
period 2000-03-31
FALMOUTH BANCORP INC
filed 2000-05-11
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                            --------------------


                                 FORM 10-QSB

                                 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

              Delaware                               04-3337685
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
                             Yes   X    No
                                 -----     -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                                   Outstanding at
                Class                              March 31, 2000
                -----                              --------------

    Common Stock, Par Value $.01                      1,047,138

               Transitional small business disclosure format:
                             Yes        No   X
                                 -----     -----


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION                                           Page

Item 1    Financial Statements

          Consolidated Statements of Financial Condition                     1
          March 31, 2000 and September 30, 1999

          Consolidated Statements of Income                                  2
          For Three and Six Months Ended March 31, 2000 and 1999

          Consolidated Statements of Changes in Stockholders' Equity         3
          For Six Months Ended March 31, 2000

          Consolidated Statements of Cash Flows                              4
          For Six Months Ended March 31, 2000 and 1999

          Notes to Consolidated Financial Statements                       5-6

Item 2    Management's Discussion and Analysis of Financial Condition     7-11


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Changes in Securities and Use of Proceeds                         12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matters to a Vote of Security Holders               12

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K
               (a)  Exhibit 27 - Financial Data Schedule*

               (b)  Reports on 8-K
                    None

               <F*>   Submitted only with filing in electronic format

      This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments.


Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                    March 31, 2000 and September 30, 1999
                    -------------------------------------

                                                                          March 31,       September 30,
                                                                             2000             1999
                                                                         -----------      -------------
                                                                         (unaudited)

ASSETS
------
Cash and due from banks                                                  $  3,052,521     $  2,472,360
Federal funds sold                                                          5,553,091        4,805,000
                                                                         -----------------------------
      Total cash and cash equivalents                                       8,605,612        7,277,360
Investments in available-for-sale securities
 (at fair value)                                                           11,055,732       17,144,442
Investments in held-to-maturity securities
 (fair values of $8,084,195 as of March
 31, 2000 and $9,631,547 as of September 30,
 1999)                                                                      8,116,997        9,641,817
Federal Home Loan Bank stock, at cost                                         720,700          720,700
Loans, net                                                                 89,815,063       80,487,395
Premises and equipment                                                      2,023,572        2,023,577
Accrued interest receivable                                                   612,224          729,668
Cooperative Central Bank Reserve Fund Deposit                                 395,395          395,395
Other assets                                                                  192,601          231,928
                                                                         -----------------------------
      Total Assets                                                       $121,537,896     $118,652,282
                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                    $ 10,755,054     $  8,091,418
  Interest-bearing                                                         88,239,434       84,794,290
                                                                         -----------------------------
      Total deposits                                                       98,994,488       92,885,708
Securities sold under agreements to repurchase                              1,104,223          857,727
Advances from Federal Home Loan Bank of Boston                              3,479,077        5,431,290
Other liabilities                                                             168,450          218,104
                                                                         -----------------------------
      Total Liabilities                                                   103,746,238       99,392,829
                                                                         -----------------------------
Preferred stockholders' equity in a subsidiary company                         54,000                -
                                                                         -----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share,
   authorized 2,500,000 shares; issued 1,454,750 shares; outstanding
   1,047,138 shares as of March 31, 2000 and 1,175,744 shares
   as of September 30, 1999                                                    14,547           14,547
  Paid-in capital                                                          13,827,845       13,907,812
  Retained earnings                                                        11,193,280       10,818,456
  Unallocated Employee Stock Ownership Plan shares                           (521,761)        (565,853)
  Treasury stock (407,612 shares 3/31/00;
   279,006 shares 9/30/99)                                                 (6,700,066)      (4,600,671)
  Unearned compensation                                                      (286,697)        (443,284)
  Accumulated other comprehensive income                                      210,510          128,446
                                                                         -----------------------------
      Total stockholders' equity                                           17,737,658       19,259,453
                                                                         -----------------------------
      Total liabilities and stockholders' equity                         $121,537,896     $118,652,282
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


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                 (unaudited)

                                                     Three Months Ended             Six Months Ended
                                                  -------------------------     -------------------------
                                                  March 31,      March 31,      March 31,      March 31,
                                                     2000           1999           2000           1999
                                                  ---------      ---------      ---------      ---------

Interest and dividend income:
  Interest and fees on loans                      $1,616,717     $1,451,950     $3,149,589     $2,921,598
  Interest and dividends on securities:
    Taxable                                          245,232        250,638        528,227        507,965
    Dividends on marketable equity securities         25,802         24,411         50,247         50,292
    Dividends on Cooperative Bank Investment
     and Liquidity Funds                               7,717         42,569         20,065         85,191
    Other interest                                    54,636         76,621        119,062        143,745
                                                  -------------------------------------------------------
      Total interest and dividend income           1,950,104      1,846,189      3,867,190      3,708,791
                                                  -------------------------------------------------------
Interest expense:
  Interest on deposits                               787,216        744,494      1,552,183      1,517,553
  Interest on securities sold under agreement
   to repurchase                                      13,373         12,957         24,519         25,245
  Interest on FHLB advances                           73,237         76,227        158,892        168,538
                                                  -------------------------------------------------------
      Total interest expense                         873,826        833,678      1,735,594      1,711,336
                                                  -------------------------------------------------------
      Net interest and dividend income             1,076,278      1,012,511      2,131,596      1,997,455
  Provision for loan losses                           18,000         12,000         30,000         18,000
                                                  -------------------------------------------------------
      Net interest income after provision
       for loan losses                             1,058,278      1,000,511      2,101,596      1,979,455
                                                  -------------------------------------------------------
Other income:
  Service charges on deposit accounts                 28,940         24,129         65,779         53,029
  Securities gains, net                              125,564         44,471        220,708         67,184
  Gains on mortgages sold, net                             -         57,131          1,711         57,376
  Other income                                        45,451         33,574        111,882         90,073
                                                  -------------------------------------------------------
      Total other income                             199,955        159,305        400,080        267,662
                                                  -------------------------------------------------------
Other expense:
  Salaries and employee benefits                     425,531        395,054        831,138        795,433
  Occupancy expense                                   49,385         51,009         97,663         93,530
  Equipment expense                                   41,727         40,738         80,842         79,881
  Data processing expense                             63,949         59,129        122,237        120,653
  Directors' fees                                     12,050         13,250         25,300         25,700
  Legal and professional fees                         66,770         40,633        132,243         94,579
  Other expenses                                     200,536        130,633        345,630        243,385
                                                  -------------------------------------------------------
      Total other expenses                           859,948        730,446      1,635,053      1,453,161
                                                  -------------------------------------------------------
      Income before income taxes                     398,285        429,370        866,623        793,956
Income taxes                                         136,903        222,100        328,785        414,700
                                                  -------------------------------------------------------
      Net income                                  $  261,382     $  207,270     $  537,838     $  379,256
                                                  -------------------------------------------------------

Comprehensive income                              $  350,305     $   96,821     $  619,902     $  373,620
                                                  =======================================================

Earnings per common share                         $     0.26     $     0.16     $     0.52     $     0.29
                                                  =======================================================
Earnings per common share, assuming dilution      $     0.25     $     0.16     $     0.50     $     0.29
                                                  =======================================================

            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                                                                 Unallocated
                                                                  Employee
                                                                    Stock                              Accumulated
                                                                  Ownership                               Other
                                Common     Paid-In    Retained      Plan      Treasury     Unearned   Comprehensive
                                 Stock     Capital    Earnings     Shares       Stock    Compensation    Income        Total
                                ------     -------    --------   -----------  --------   ------------ -------------    -----

Balance, September 30, 1997    $ 145,475 $13,651,570 $ 9,334,011 ($741,923)            -          -     $ 416,383   $22,805,516
Employee Stock Ownership Plan                 94,566                                                                     94,566
ESOP shares released                                                87,885                                               87,885
Purchase of shares for
 recognition and retention
 plan (RRP)                                                                                (751,433)                   (751,433)
Recognition and retention plan               158,760                                                                    158,760
Distribution of RRP shares                  (157,016)                                       157,016                           0
Tax benefit from RRP                          20,206                                                                     20,206
Formation of the Holding
 Company, change in par value   (130,928)    130,928                                                                          0
Purchase of treasury stock                                                      (952,668)                              (952,668)
Dividends declared ($.23 per
 share)                                                 (314,350)                                                      (314,350)
Comprehensive income:
  Net income                                           1,185,076
  Change in net unrealized
   holding gain on available-
   for-sale securities, net of
   tax effect of $54,071                                                                                  (92,068)
      Comprehensive income                                                                                            1,093,008
                               ------------------------------------------------------------------------------------------------
Balance, September 30, 1998       14,547  13,899,014  10,204,737  (654,038)     (952,668)  (594,417)      324,315    22,241,490
Employee Stock Ownership Plan                 49,149                                                                     49,149
ESOP shares released                                                88,185                                               88,185
Purchased of shares for
 recognition and retention
 plan (RRP)                                                                                  (9,558)                     (9,558)
Recognition and retention plan               114,417                                                                    114,417
Distribution of RRP shares                  (160,691)                                       160,691
Tax benefit from RRP                           9,388                                                                      9,388
Purchase of treasury stock                                                    (3,665,778)                            (3,665,778)
Exercise of stock options and
 related tax benefit                          (3,465)                             17,775                                 14,310
Dividends declared ($.28 per
 share)                                                 (355,194)                                                      (355,194)
Comprehensive income:
  Net income                                             968,913
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                   (195,869)
      Comprehensive income                                                                                              773,044
                               ------------------------------------------------------------------------------------------------
Balance, September 30, 1999       14,547  13,907,812  10,818,456  (565,853)   (4,600,671)  (443,284)      128,446    19,259,453
Employee Stock Ownership Plan                 20,663          60                                                         20,723
ESOP shares released                                                44,092                                               44,092
Recognition and retention plan                57,483                                                                     57,483
Distribution on RRP shares                  (156,587)                                       156,587                           0
Purchase of treasury stock                                                    (2,112,473)                            (2,112,473)
Exercise of stock options and
 related tax benefit                          (1,526)                             13,078                                 11,552
Dividends declared ($0.15 per
 share)                                                 (163,074)                                                      (163,074)
Comprehensive income:
  Net income                                             537,838
  Net change in unrealized
   holding gain On available-
   for-sale securities                                                                                     82,064
    Comprehensive income                                                                                                619,902
                               ------------------------------------------------------------------------------------------------
Balance, March 31, 2000        $  14,547 $13,827,845 $11,193,280 ($521,761)  ($6,700,066) ($286,697)    $ 210,510   $17,737,658
                               ================================================================================================

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

                                                                           Six Months Ended
                                                                     ----------------------------
                                                                      March 31,        March 31,
                                                                         2000            1999
                                                                      ---------        ---------

Cash flows from operating activities
  Net income                                                         $    537,838     $   379,256
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Recognition and retention plan (RRP)                                 57,483          54,432
      Provision for loan loss                                              30,000          18,000
      (Accretion) amortization of investment securities, net              (29,906)         62,893
      Change in unearned income                                           (27,407)        (19,974)
      Gain on sales of investment securities, net                        (220,708)        (67,184)
      Gain on sales of loans                                               (1,711)        (57,736)
      Depreciation and amortization                                        87,322          80,815
      (Increase) decrease in accrued interest receivable                  117,444         (39,563)
      (Increase) decrease in other assets                                  (4,491)         54,190
      Decrease in other liabilities                                       (49,592)       (222,710)
      Minority interest in subsidiary                                      54,000               -
                                                                     ----------------------------
  Net cash provided by operating activities                               550,272         242,419
                                                                     ----------------------------

Cash flows from investing activities
  Proceeds from the sale of loans                                         166,534       4,024,074
  Purchase of available-for-sale securities                            (1,127,633)     (6,438,879)
  Proceeds from sales of available-for-sale securities                  1,156,351         726,549
  Proceeds from maturities of available-for-sale securities             6,432,052       4,385,695
  Purchase of held-to-maturity securities                              (2,986,154)     (2,505,795)
  Proceeds from maturities of held-to-maturity securities               4,515,409       3,807,341
  Purchase of Federal Home Loan Bank stock                                      -        (157,900)
  Net increase in loans                                                (9,495,084)     (3,179,073)
  Capital expenditures                                                    (87,317)        (57,555)
                                                                     ----------------------------
  Net cash provided by (used in) investing activities                  (1,425,842)        604,457
                                                                     ----------------------------

Cash flows from financing activities:
  Dividends paid                                                         (163,074)       (182,338)
  Employee Stock Ownership Plan                                            20,663          25,866
  Purchase of treasury stock                                           (2,112,473)     (1,274,847)
  Exercise of stock options                                                11,552          17,775
  Unallocated ESOP shares released                                         44,092          44,093
  Net increase in demand deposits, NOW and savings accounts             2,920,522       3,569,388
  Net increase (decrease) in time deposits                              3,188,258        (203,523)
  Net increase in securities sold under agreements to repurchase          246,496         102,245
  Proceeds from Federal Home Loan Bank advances                        16,529,000       2,821,000
  Repayments of Federal Home Loan Bank advances                       (18,481,214)     (4,964,093)
                                                                     ----------------------------
  Net cash provided by (used in) financing activities                   2,203,822         (44,434)
                                                                     ----------------------------

Increase in cash and cash equivalents                                   1,328,252         802,442
Cash and cash equivalents at beginning of period                        7,277,360       7,286,578
                                                                     ----------------------------
Cash and cash equivalents at end or period                           $  8,605,612     $ 8,089,020
                                                                     ----------------------------

Supplemental disclosures
  Interest paid                                                      $  1,735,594     $ 1,711,336
                                                                     ----------------------------
  Income taxes paid                                                  $    256,838     $   793,651
                                                                     ----------------------------

            The accompanying notes are an integral part of these
                     consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements


      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Company as of March 31, 2000 and September 30, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

      Note 3 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the quarter ended March 31, 2000 and 1999 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:

                                                         (Numerator)     (Denominator)     Amount
                                                         -----------     -------------     ------

Quarter ended March 31, 2000
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $261,382           996,525       $0.26
  Effect of dilutive securities options and warrants                          58,416
                                                          --------------------------
Diluted EPS
-----------
  Income available to common stockholders                 $261,382         1,054,941       $0.25
                                                          ==========================

Quarter Ended March 31, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $207,270         1,292,256      $0.16
  Effect of dilutive securities options and warrants                          15,475
                                                          --------------------------
Diluted EPS
-----------
  Income available to common stockholders                 $207,270         1,307,731      $0.16
                                                          ==========================

      Note 4 - Dividends

      On February 15, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share of common stock, which was paid to stockholders of record on March 10, 2000.

      Note 5 - Recent Developments

      During the quarter ended March 31, 2000, the Company repurchased 10,000 shares of its common stock. At March 31, 2000, the Company had 407,612 treasury shares.

      Effective December 17, 1999, the Falmouth Co-operative Bank established a subsidiary, Falmouth Capital Corporation, a Real Estate Investment Trust, as part of managing its tax plan.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results


General


      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 2000, there were 1,047,138 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a profitable community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has two subsidiaries, Falmouth Securities Corporation, a Massachusetts corporation, which was established solely for the purpose of acquiring and holding investments that are permissible for banks to hold under Massachusetts's law and Falmouth Capital Corporation, a real estate investment trust.

Comparison of Financial Condition at March 31, 2000 and September 30, 1999.

      The Company's total assets increased by $2.9 million or 2.44% for the six months ended March 31, 2000, from $118.7 million at September 30, 1999 to $121.6 million at March 31, 2000. Total deposits increased $6.1 million or 6.58%, from $92.9 million at September 30, 1999 to $99.0 million at March 31, 2000. This increase was due, in part, to marketing efforts to obtain retail and commercial checking accounts as well as a limited offering of one-year certificates of deposit accounts at competitive rates. Net loans were $89.8 million or 90.73% of total deposits at March 31, 2000, as compared to $80.5 million or 86.65% of total deposits at September 30, 1999, representing an increase of $9.3 million. This increase is due, in part, to the continued strong local real estate market and the Bank's commitment to increase market share. Investment securities were $19.9 million or 16.37% of total assets at March 31, 2000, as compared to $27.5 million or 23.18% of total assets at September 30, 1999. Investment securities decreased $7.6 million due, in part, to fund loans, pay down short-term borrowings, as well as to purchase treasury shares.

      Borrowed funds from the Federal Home Loan Bank of Boston have decreased from $5.4 million at September 30, 1999 to $3.5 million at March 31, 2000. The decrease of $1.9 million was the result of utilizing maturing securities to repay debt. The securities had been scheduled to mature and provide liquidity, if needed, in early 2000.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) increased from $858,000 at September 30, 1999 to $1.1 million at March 31, 2000. The increase was attributed to the increased liquidity in selected commercial deposit accounts at March 31, 2000.

      Stockholders' equity was $17.7 million at March 31, 2000, as compared to $19.3 million at September 30, 1999, a decrease of $1.6 million. This change was primarily the result of an increase in retained earnings of $375,000, which was off-set by treasury shares purchased of $2.1 million under the Company's stock repurchase programs. The ratio of stockholders equity to total assets was 14.6% at March 31, 2000, and the book value per share of common stock was $16.94, compared to 16.23% and $16.38, respectively, at September 30, 1999.

      The ratio of the allowance for loan losses to total loans was .69% at March 31, 2000. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank added $30,000 to the allowance during the six month period ended March 31, 2000. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended March 31, 2000 and 1999

      Net Income. The Company's net income for the three months ended March 31, 2000, was $261,000 as compared to $207,000 at March 31, 1999.
The increase in net income of $54,000 was primarily due to an increase in interest and dividend income of $104,000, an increase in other income of $41,000, and a decrease in income taxes of $85,000, offset, in part, by an increase in other expenses of $130,000, and an increase in interest expenses of $40,000. The annualized return on average assets (ROA) for the three months ended March 31, 2000 was 0.90%, an increase of 17 basis points, as compared to 0.73% for the same period of the prior year.

      Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2000 was $1,950,000, an increase of $104,000 as compared to $1,846,000 for the three-month period ended March 31, 1999. The increase in interest and dividend income was attributable to the increase in the loan portfolio that provided an increase in interest and fee income of $165,000 and dividends on marketable equity securities of $2,000, which was off-set by a decrease in interest and dividends on securities of $6,000, a decrease in dividends on Cooperative Bank Investment funds of $35,000, and a decrease in other interest of $22,000.

      Interest Expense. Total interest expense for the three months ended March 31, 2000 was $874,000, as compared to $834,000 for the same period of the prior year, for an increase of $40,000. This was the result of increased deposits as well as slightly higher interest rates.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended March 31, 2000 was $1,076,000 as compared to $1,013,000 for the three months ended March 31, 1999. The increase of $63,000 was the result of a $104,000 increase in interest and dividend income, offset, in part, with a $40,000 increase in interest expense. The net interest margin for the three months ended March 31, 2000 was 3.72%, a decrease of 4 basis points, as compared to 3.76% for the three months ended March 31, 1999. The decrease in net interest margin was primarily the result of increased interest expense.

      Provision for loan losses. The Bank added $18,000 to its provision for loan losses during the quarter ended March 31, 2000. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss history, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including the expansion of the commercial loan portfolio. At March 31, 2000, the bank has recorded a consumer loan loss of $2,000, one consumer loan of $3,000 classified as loss, and no loans classified as doubtful.

      Other Income. Other income for the three-month period ended March 31, 2000 was $200,000, as compared to $159,000 for the three months ended March 31, 1999. The $41,000 increase was primarily the result of an increase in net gains realized from the sale of investment securities of $82,000, an increase in other income of $11,000, and an increase in service charge income of $5,000, partially offset by a decrease in gains on mortgages sold of $57,000.

      Operating Expenses. Operating expenses for the three months ended March 31, 2000 were $860,000, as compared to $730,000 for the three months ended March 31, 1999. The $130,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $31,000, an increase in legal and professional costs of $26,000, an increase in other expenses of $70,000, an increase in data processing fees of $5,000, and an increase in equipment expense of $1,000, offset, in part by a decrease in occupancy expense of $2,000 and a decrease in directors' fees of $1,000. The annualized ratio of operating expenses to average total assets for the three months ended March 31, 2000 was 2.95%, as compared to 2.56% for the three-month period ended March 31, 1999, an increase of 39 basis points. The increase in other operating expenses was due, primarily, to the formation of a Real Estate Investment Trust, a subsidiary of the Falmouth Co-operative Bank, as part of the Company's tax management planning.

      Six Months Ended March 31, 2000 and 1999

      Net Income. The Company's net income for the six months ended March 31, 2000 was $538,000 as compared to $379,000 at March 31, 1999, an increase of 41.96% or $159,000. Total interest and dividend income increased $158,000, or 4.26% due, primarily, to increased loan activity. This gain was off set by increases in interest expense and operating costs. Security gains net, amounted to $221,000 for the six months ended March 31, 2000, as compared to $67,000 for six months ended March 31, 1999, an increase of $154,000. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and low cost borrowings.

      Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2000 was $3.9 million, an increase of $158,000 as compared to $3.7 million for the six month period ended March 31, 1999. The increase in interest and dividend income is attributable to growth in the loan portfolio that provided for an increase in interest and fee income of $228,000. This was partially offset by an increase in income on investment securities of $20,000, a $65,000 decrease in dividends on the Co-operative Bank Investment Fund, and a decrease in other interest of $25,000. Management expects income derived from loan assets to continue to increase in the form of interest, fees and gains on the sale of loans, with interest on investments remaining relatively constant.

      Interest Expense. Interest expense for the six months ending March 31, 2000 was $1.7 million, which includes $159,000 in interest on FHLB advances, an increase of $25,000 from $1.7 million for the six months ended March 31, 1999. There was a $35,000 increase in interest on deposits and a $10,000 decrease in interest on borrowed funds. Additional interim borrowings may be utilized as a source of loan funding; however it is not expected to be necessary.

      Net Interest and Dividend Income. Net interest income for the six-month period ending March 31, 2000 was $2.1 million as compared to $2.0 million for the six months ended March 31, 1999. The net interest margin for the six months ended March 31, 2000 was 3.78%, an increase of 9 basis points as compared to 3.69% for the six months ended March 31, 1999. The annualized return on average assets (ROA) for the six month period ended March 31, 2000 was .92%, an increase of 25 basis points, as compared to .67% for the same period of the prior year. The primary reason for the decrease in the ROA was primarily due to the growth of assets in the loan portfolio during the period.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan loss account for the six months ended March 31, 2000, to compensate for the increase in the dollar amount of the loan portfolio. Management believes the provision to be adequate and believes the level of credit risk to be comparable to the prior reporting period.

      Other Income. Other income for the six-month period ending March 31, 2000 was $400,000 as compared to $268,000 for the six months ended March 31, 1999. The $132,000 increase is primarily the result of $67,000 in securities gains net, on the sale of investment securities taken during the six months ended March 31, 1999, as compared to $221,000 for the six months ended March 31, 2000. Sales have been made and gains were taken on several equity securities when the market was favorable to do so. The period ended March 31, 2000 also showed $2,000 in gains on the sale of loans. There was $57,000 in gains on the sale of loans for the same period of the previous year.

      Operating Expenses. Operating expenses for the six months ended March 31, 2000 were $1.6 million as compared to $1.5 million for the six months ended March 31, 1999. The $182,000 increase was primarily due to an increase in salaries and employee benefits of $36,000, an increase in other operating expenses of $103,000, an increase of legal and professional fees of $37,000 an increase in data processing expense of $1,000 and an increase in occupancy and equipment expenses of $5,000. The increase on legal & professional fees and other operating expenses were primarily the result of the formation of the Bank's Real Estate Investment Trust as part of the Bank's tax planning. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 2000 was 2.79% as compared to 2.56% for the six-month period ended March 31, 1999.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 2000 was 26.48%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 2000, regulatory liquidity totaled $102.4 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At March 31, 2000, the Bank had outstanding advances from the FHLB of Boston in the amount of $3.5 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At March 31, 2000, the Bank had $9.6 million in outstanding residential and commercial commitments to originate loans, as well as $14.0 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit that are scheduled to mature in one year or less totaled $38.6 million at March 31, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 2000 the Bank exceeded all of its regulatory capital requirements.


                              OTHER INFORMATION

Part II.

Item 1.    Legal Proceedings
                 None

Item 2.    Changes in Securities and Use of Proceeds
                 None

Item 3.    Defaults upon Senior Securities
                 None

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders ("Meeting") on January 18, 2000. All of the proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

           1. Election of two candidates to the Board of Directors to serve for a three-year term.

           The number of votes cast with respect to this matter were as follows:

           Nominee             For         %        Withhold     %
           -------             ---         -        --------     -

           James A. Keefe      887,305     94.7     44,879       5.3
           Robert H. Moore     888,156     94.8     44,028       5.2

           2. Ratification of the appointment of Shatswell, MacLeod & Co., P.C. as independent auditors for the fiscal year ending September 30, 2000.

           For         %        Against     %       Abstain     %
           ---         -        -------     -       -------     -

           920,830     78.0     6,928       0.6     4,426       0.4

           3. Authorization of the Board of Directors, in its discretion, to direct the vote of proxies upon such matters incident to the conduct of the Annual Meeting, and adjournment or postponement thereof, including, without limitation, a motion to adjourn the Annual Meeting.

           For         %        Against     %       Abstain     %
           ---         -        -------     -       -------     -

           916,438     77.6     7,528       0.7     8,218       0.8


Item 5.    Other Information

           The Bank as formed a Real Estate Investment Trust as part of its tax plan.

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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  May 9, 2000                     By: /s/ Santo P. Pasqualucci
       ------------------                  ------------------------
                                       Santo P. Pasqualucci
                                       President and Chief Executive
                                       Officer


Date:  May 9, 2000                     By: /s/ George E. Young, III
       ------------------                  ------------------------
                                       George E. Young, III
                                       Vice President and Chief Financial
                                       Officer