Form 10QSB
period 2000-06-30
FALMOUTH BANCORP INC
filed 2000-08-14
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                 FORM 10-QSB

                                 (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

                                     OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                              Yes X     No____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                        Outstanding at
           Class                        June 30, 2000
           -----                        --------------
Common Stock, Par Value $.01               1,040,538

               Transitional small business disclosure format:
                              Yes        No X

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION                                        Page

Item 1     Financial Statements

           Consolidated Balance Sheets
           June 30, 2000 and September 30, 1999                            1

           Consolidated Statements of Income
           For Three and Nine Months Ended June 30, 2000 and 1999          2

           Consolidated Statements of Changes in Stockholders' Equity
           For Nine Months Ended June 30, 2000 and 1999                    3

           Consolidated Statements of Cash Flows
           For Nine Months Ended June 30, 2000 and 1999                    4

           Notes to Unaudited Consolidated Financial Statements          5-7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Operating Results                                        8-12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              13

Item 2.    Changes in Securities and Use of Proceeds                      13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K
                (a)  Exhibit 27 - Financial Data Schedule*

                (b)  Reports on 8-K
                     None

*  Submitted only with filing in electronic format

============================================================================
                         FORWARD LOOKING STATEMENTS

      This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Bank's operations and investments.
============================================================================


Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                    June 30, 2000 and September 30, 1999
                    ------------------------------------

                                 (unaudited)


                                                                          June 30,      September 30,
                                                                            2000            1999
                                                                          --------      -------------

ASSETS
------
Cash and due from banks                                                 $  3,326,071    $  2,472,360
Federal funds sold                                                         8,265,841       4,805,000
                                                                        ----------------------------
      Total cash and cash equivalents                                     11,591,912       7,277,360
Investments in available-for-sale securities
 (at fair value)                                                           7,802,809      17,144,442
Investments in held-to-maturity securities
 (fair values of $10,752,397 as of June
 30, 2000 and $9,631,547 as of September 30,
 1999)                                                                    10,783,130       9,641,817
Federal Home Loan Bank stock, at cost                                        720,700         720,700
Loans, net                                                                98,033,425      80,487,395
Premises and equipment                                                     1,998,802       2,023,577
Accrued interest receivable                                                  661,877         729,668
Cooperative Central Bank Reserve Fund Deposit                                395,395         395,395
Other assets                                                                 343,005         231,928
                                                                        ----------------------------
      Total Assets                                                      $132,331,055    $118,652,282
                                                                        ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                                   $ 12,714,307    $  8,091,418
   Interest-bearing                                                       97,048,995      84,794,290
                                                                        ----------------------------
      Total deposits                                                     109,763,302      92,885,708
Securities sold under agreements to repurchase                             1,019,169         857,727
Advances from Federal Home Loan Bank of Boston                             3,372,172       5,431,290
Other liabilities                                                            362,265         218,104
                                                                        ----------------------------
      Total Liabilities                                                  114,516,908      99,392,829
                                                                        ----------------------------
Preferred stockholders' equity in a subsidiary company                        54,000               -
                                                                        ----------------------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
   Common stock, par value $.01 per share,
   authorized 2,500,000 shares; issued 1,454,750 shares; outstanding
   1,040,538 shares as of June 30, 2000 and 1,175,744 shares
   as of September 30, 1999.                                                  14,547          14,547
  Paid-in capital                                                         13,866,774      13,907,812
  Retained earnings                                                       11,426,112      10,818,456
  Unallocated Employee Stock Ownership Plan shares                          (499,714)       (565,853)
  Treasury stock (414,212 shares 6/30/00;
   279,006 shares 9/30/99)                                                (6,790,306)     (4,600,671)
  Unearned compensation                                                     (291,097)       (443,284)
  Accumulated other comprehensive income                                      33,831         128,446
                                                                        ----------------------------
      Total stockholders' equity                                          17,760,147      19,259,453
                                                                        ----------------------------
      Total liabilities and stockholders' equity                        $132,331,055    $118,652,282
                                                                        ============================

            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                                 (unaudited)


                                                    Three Months Ended          Nine Months Ended
                                                 -----------------------     -----------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    2000          1999          2000          1999
                                                  --------      --------      --------      --------

Interest and dividend income:
  Interest and fees on loans                     $1,789,684    $1,459,126    $4,939,273    $4,380,724
  Interest and dividends on securities:
    Taxable                                         248,477       282,852       776,704       790,817
    Dividends on marketable equity securities        26,779        25,416        77,026        75,708
    Dividends on Cooperative Bank Investment
     and Liquidity Funds                              7,806        41,947        27,871       127,138
    Other interest                                   54,426        68,051       173,488       211,796
                                                 ----------------------------------------------------
      Total interest and dividend income          2,127,172     1,877,392     5,994,362     5,586,183
                                                 ----------------------------------------------------
Interest expense:
  Interest on deposits                              872,725       721,889     2,424,908     2,239,442
  Interest on securities sold under agreement
   to repurchase                                     14,948        11,343        39,467        36,588
  Interest on FHLB advances                          47,493        76,304       206,385       244,842
                                                 ----------------------------------------------------
      Total interest expense                        935,166       809,536     2,670,760     2,520,872
                                                 ----------------------------------------------------
      Net interest and dividend income            1,192,006     1,067,856     3,323,602     3,065,311
  Provision for loan losses                          74,000        12,000       104,000        30,000
                                                 ----------------------------------------------------
      Net interest income after provision
       for loan losses                            1,118,006     1,055,856     3,219,602     3,035,311
                                                 ----------------------------------------------------
Other income:
  Service charges on deposit accounts                30,898        26,530        96,677        79,559
  Securities gains, net                              81,103         5,982       301,811        73,166
  Gains on mortgages sold, net                            -        31,532         1,711        88,908
  Other income                                       52,474        46,609       164,356       136,682
                                                 ----------------------------------------------------
      Total other income                            164,475       110,653       564,555       378,315
                                                 ----------------------------------------------------
Other expense:
  Salaries and employee benefits                    391,176       395,636     1,222,314     1,191,069
  Occupancy expense                                  58,280        49,577       155,943       143,107
  Equipment expense                                  46,206        41,717       127,048       121,598
  Data processing expense                            58,446        61,280       180,683       181,933
  Directors' fees                                    12,450        13,250        37,750        38,950
  Legal and professional fees                        79,481        41,085       211,724       135,664
  Other expenses                                    160,177       147,483       505,807       390,868
                                                 ----------------------------------------------------
      Total other expenses                          806,216       750,028     2,441,269     2,203,189
                                                 ----------------------------------------------------
      Income before income taxes                    476,265       416,481     1,342,888     1,210,437
  Income taxes                                      160,190       177,300       488,975       592,000
                                                 ----------------------------------------------------
      Net income                                 $  316,075    $  239,181    $  853,913    $  618,437
                                                 ====================================================

Comprehensive income                             $  139,396    $  323,677    $  759,298    $  697,297
                                                 ====================================================

Earnings per common share                        $     0.32    $     0.19    $     0.84    $     0.48
                                                 ====================================================
Earnings per common share, assuming dilution     $     0.30    $     0.19    $     0.80    $     0.47
                                                 ====================================================

            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------
                                 (unaudited)
                                 -----------

                       Nine months ended June 30, 2000
                       -------------------------------


                                                                  Unallocated
                                                                   Employee
                                                                     Stock                                 Accumulated
                                                                   Ownership                                  Other
                               Common     Paid-In     Retained       Plan       Treasury      Unearned    Comprehensive
                                Stock     Capital     Earnings      Shares        Stock     Compensation     Income      Total
                               ------     -------     --------    -----------   --------    ------------  -------------  -----

Balance, September 30, 1999    $14,547  $13,907,812  $10,818,456  $(565,853)  $(4,600,671)  $(443,284)      $128,446   $19,259,453
Employee Stock Ownership Plan                27,835           60                                                            27,895
ESOP shares released                                                 66,139                                                 66,139
Recognition and retention plan               89,240                                                                         89,240
Distribution of RRP shares                 (156,587)                                          156,587                            0
Purchase of treasury stock                                                     (2,202,713)                              (2,202,713)
Exercise of stock options and
 related tax benefit                         (1,526)                               13,078                                   11,552
Adjust average balance of
 stock in RRP                                                                                  (4,400)                      (4,400)
Dividends declared ($0.23 per
 share)                                                 (246,317)                                                         (246,317)
Comprehensive income:
  Net income                                             853,913
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       (94,615)
    Comprehensive Income                                                                                                   759,298
                               ----------------------------------------------------------------------------------------------------
Balance, June 30, 2000         $14,547  $13,866,774  $11,426,112  $(499,714)  $(6,790,306)  $(291,097)      $ 33,831   $17,760,147
                               ===================================================================================================

                       Nine months ended June 30, 1999
                       -------------------------------


                                                                  Unallocated
                                                                   Employee
                                                                     Stock                                 Accumulated
                                                                   Ownership                                  Other
                               Common     Paid-In     Retained       Plan       Treasury      Unearned    Comprehensive
                                Stock     Capital     Earnings      Shares        Stock     Compensation     Income      Total
                               ------     -------     --------    -----------   --------    ------------  -------------  -----

Balance, September 30, 1998    $14,547  $13,899,014  $10,204,737  $(654,038)  $  (952,668)  $(594,417)      $324,315   $22,241,490
Employee Stock Ownership Plan                35,962                                                                         35,962
ESOP shares released                                                 66,139                                                 66,139
Purchase of shares for
 recognition and retention
 plan (RRP)                                                                                    (9,558)                      (9,558)
Recognition and retention plan               86,763                                                                         86,763
Distribution of RRP shares                 (160,691)                                          160,691
Tax benefit from RRP
Purchase of treasury stock                                                     (3,385,060)                              (3,385,060)
Exercise of stock options and
 related tax benefit                         (3,465)                               17,775                                   14,310
Dividends declared ($.21 per
 share)                                                 (272,760)                                                         (272,760)
Comprehensive income:
  Net income                                             618,437
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                        78,860
   Comprehensive Income                                                                                                    697,297
                               ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999         $14,547  $13,857,583  $10,550,414  $(587,899)  $(4,319,953)  $(443,284)      $403,175   $19,474,583
                               ===================================================================================================


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


                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                      June 30,         June 30,
                                                                        2000             1999
                                                                      --------         --------

Cash flows from operating activities
  Net income                                                        $    853,913     $   618,437
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Recognition and retention plan (RRP)                                84,840          86,873
      Provision for loan loss                                            104,000          30,000
      (Accretion) amortization of investment securities, net             (31,383)        101,606
      Change in unearned income                                         (115,566)        (32,605)
      Gain on sales of investment securities, net                       (301,811)        (73,166)
      Gain on sales of loans                                              (1,711)        (88,908)
      Depreciation and amortization                                      138,119         123,878
      Decrease in accrued interest receivable                             67,791          30,212
      Increase in other assets                                           (36,985)        (52,084)
      Decrease (increase) in other liabilities                           144,161          18,128
      Minority interest in subsidiary                                     54,000               -
                                                                    ----------------------------
  Net cash provided by operating activities                              959,368         762,371
                                                                    ----------------------------

Cash flows from investing activities
  Proceeds from the sale of loans                                        166,534       7,873,308
  Purchase of available-for-sale securities                           (1,311,029)     (9,360,294)
  Proceeds from sales of available-for-sale securities                 1,350,993       2,782,123
  Proceeds from maturities of available-for-sale securities            9,456,690       6,245,319
  Purchase of held-to-maturity securities                             (5,981,471)     (5,611,651)
  Proceeds from maturities of held-to-maturity securities              4,849,625       5,346,630
  Purchase of Federal Home Loan Bank stock                                     -        (157,900)
  Net increase in loans                                              (17,699,287)     (6,851,393)
  Capital expenditures                                                  (113,344)        (77,209)
                                                                    ----------------------------
  Net cash provided by (used in) investing activities                 (9,281,289)        188,933
                                                                    ----------------------------

Cash flows from financing activities:
  Dividends paid                                                        (246,317)       (272,760)
  Employee Stock Ownership Plan                                           27,895          35,962
  Purchase of treasury stock                                          (2,202,713)     (3,385,060)
  Exercise of stock options                                               11,552          14,310
  Unallocated ESOP shares released                                        66,139          66,139
  Net increase in demand deposits, NOW and savings accounts           10,950,471       6,490,006
  Net increase (decrease) in time deposits                             5,927,123        (195,691)
  Purchase of Company shares for RRP                                           -          (9,558)
  Net increase in securities sold under agreements to repurchase         161,442           9,588
  Proceeds from Federal Home Loan Bank advances                       18,514,000       4,772,000
  Repayments of Federal Home Loan Bank advances                      (20,573,119)     (6,816,690)
                                                                    ----------------------------
  Net cash provided by financing activities                           12,636,473         708,246
                                                                    ----------------------------

Increase in cash and cash equivalents                                  4,314,552       1,659,550
Cash and cash equivalents at beginning of period                       7,277,360       7,286,578
                                                                    ----------------------------
Cash and cash equivalents at end or period                          $ 11,591,912     $ 8,946,128
                                                                    ============================

Supplemental disclosures
  Interest paid                                                     $  2,607,760     $ 2,520,872
                                                                    ============================
  Income taxes paid                                                 $    469,011     $   784,923
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


                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the financial statements of the Company for the year ended September 30, 1999. The results of operations for the three-month and nine month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

      Note 3 - Impact of New Accounting Standard

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In management's opinion, SFAS No. 133, when adopted, will not have a material effect on the Company's consolidated financial statements.

      Note 4 - Earnings per Share

      In February 1997, the FASB issued Statement 128 "Earnings Per Share." Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS, and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. EPS for the three months and nine months ended June 30, 2000 and 1999 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

Reconciliation of the numerators and the denominators of the basic and diluted per share comparisons for net income are as follows:


                                                          Income          Shares
                                                        (Numerator)    (Denominator)    Amount
                                                        -----------    -------------    ------

Three Months Ended June 30, 2000
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $316,075          986,336       $0.32
  Effect of dilutive securities options and warrants                        54,685
                                                         -------------------------

Diluted EPS
-----------
  Income available to common stockholders                $316,075        1,041,021       $0.30
                                                         =========================

Three Months Ended June 30, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $239,181        1,229,821       $0.19
  Effect of dilutive securities options and warrants                        20,606
                                                         -------------------------

Diluted EPS
-----------
  Income available to common stockholders                $239,181        1,250,427       $0.19
                                                         =========================


                                                          Income          Shares
                                                        (Numerator)    (Denominator)    Amount
                                                        -----------    -------------    ------

Nine Months ended June 30, 2000
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $853,913        1,018,746       $0.84
  Effect of dilutive securities options and warrants                        45,356
                                                         -------------------------

Diluted EPS
-----------
  Income available to common stockholders                $853,913        1,064,102       $0.80
                                                         =========================

Nine Months Ended June 30, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $618,437        1,285,161       $0.48
  Effect of dilutive securities options and warrants                        19,673
                                                         -------------------------

Diluted EPS
-----------
  Income available to common stockholders                $618,437        1,304,834       $0.47
                                                         =========================

      Note 5 - Dividends

      On May 16, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share of common stock, which was paid to stockholders of record on June 9, 2000. On February 15, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share of common stock, which was paid to stockholders of record on March 10, 2000. On November 17, 1999, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per share of common stock, which was paid to stockholders of record on December 7, 1999.

      Note 6 - Recent Developments

      During the quarter ended December 31, 1999, the Company repurchased 118,606 shares of its common stock. At December 31, 1999, the Company had 397,612 treasury shares. During the quarter ended March 31, 2000, the Company repurchased 10,000 shares of its common stock. At March 31,2000, the Company had 407,612 treasury shares. During the quarter ended June 30, 2000, the Company repurchased 6,600 shares of its common stock. At June 30, 2000, the Company had 414,212 treasury shares

      Effective December 17, 1999, the Falmouth Co-operative Bank established a subsidiary, Falmouth Capital Corporation, a Real Estate Investment Trust, as part of managing its tax plan.


Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At June 30, 2000, there were 1,040,538 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a profitable community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has two subsidiaries, Falmouth Securities Corporation, a Massachusetts corporation, which was established solely for the purpose of acquiring and holding investments that are permissible for banks to hold under Massachusetts law and Falmouth Capital Corporation, a real estate investment trust.

Comparison of Financial Condition at June 30, 2000 and September 30, 1999.

      The Company's total assets increased by $13.7 million or 11.53% for the nine months ended June 30, 2000, from $118.7 million at September 30, 1999 to $132.3 million at June 30, 2000. Total deposits increased $16.9 million or 18.17%, from $92.9 million at September 30, 1999 to $109.8 million at June 30, 2000. This increase was due, in part, to aggressive marketing efforts to obtain retail checking accounts, commercial checking accounts and certificates of deposit in a very competitive environment created by regional bank mergers. Total net loans were $98.0 million or 89.31% of total deposits at June 30, 2000, as compared to $80.5 million or 86.65% of total deposits at September 30, 1999, representing an increase of $17.5 million. This increase was due, in part, to the continued strong local real estate market during the last quarter, and the Bank's commitment to increase its market share. Investment securities were $19.3 million or 14.59% of total assets at June 30, 2000, as compared to $27.5 million or 23.18% of total assets at September 30, 1999. Investment securities decreased $8.2 million due, in part, to fund loans, pay down short-term borrowings, as well as the continuing purchase of treasury shares.

      Borrowed funds from the Federal Home Loan Bank of Boston have decreased from $5.4 million at September 30, 1999 to $3.4 million at June 30, 2000. The decrease of $2.0 million was the result of utilizing maturing securities to repay debt. The securities had been scheduled to mature and provide liquidity, if needed, in early 2000.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) increased from $858,000 at September 30, 1999 to $1.0 million at June 30, 2000. The increase was attributed to the increased liquidity in selected commercial deposit accounts at June 30, 2000.

      Stockholders' equity was $17.8 million at June 30, 2000, as compared to $19.3 million at September 30, 1999, a decrease of $1.5 million. This change was primarily the result of an increase in retained earnings of $608,000, which was off-set by additional treasury shares purchased of $2.2 million under the Company's stock repurchase programs. The ratio of stockholders equity to total assets was 13.4% at June 30, 2000, and the book value per share of common stock was $17.07, compared to 16.23% and $16.38, respectively, at September 30, 1999.

      The ratio of the allowance for loan losses to total loans was .68% at June 30, 2000. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank added $104,000 to the allowance during the nine month period ended June 30, 2000. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

Comparison of Operating Results

      Three Months Ended June 30, 2000 and 1999

      Net Income. The Company's net income for the three months ended June 30, 2000, was $316,000 as compared to $239,000 at June 30, 1999. The increase in net income of $77,000 was primarily due to an increase in interest and dividend income of $250,000, an increase in other income of $53,000, and a decrease in income taxes of $17,000, offset, in part, by an increase in the provision for loan losses of $62,000, an increase in other expenses of $56,000, and an increase in interest expenses of $125,000. The annualized return on average assets (ROA) for the three months ended June 30, 2000 was 1.08%, an increase of 24 basis points as compared to 0.84% for the same period of the prior year.

      Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2000 was $2,127,000, an increase of $250,000 as compared to $1,877,000 for the three-month period ended June 30, 1999. The increase in interest and dividend income was attributable to the increase in the loan portfolio that provided an increase in interest and fees on loans of $331,000, which was off-set by a decrease in debt securities and dividends on marketable equity securities of $33,000, a decrease in dividends on Cooperative Bank Investment Fund of $34,000, and a decrease in other interest of $14,000.

      Interest Expense. Total interest expense for the three months ended June 30, 2000 was $935,000, as compared to $810,000 for the same period of the prior year, for an increase of $125,000. This was the result of increased deposits as well as slightly higher interest rates.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended June 30, 2000 was $1,192,000 as compared to $1,068,000 for the three months ended June 30, 1999. The increase of $125,000 was the result of a $250,000 increase in interest and dividend income primarily due to the active real estate market, offset, in part, with a $125,000 increase in interest expense. The increase in interest expense was the result of higher interest rates due to the competitive local market and the large increase in deposits. The net interest margin for the three months ended June 30, 2000 was 3.78% a decrease of 11 basis points, as compared to 3.89% for the three months ended June 30, 1999. The decrease in net interest margin was primarily the result of increased interest expense.

      Provision for loan losses. The Bank added $74,000 to its provision for loan losses during the quarter ended June 30, 2000 due to its expanding mortgage portfolio and to maintain an adequate provision to total loan ratio. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss history, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including the expansion of the commercial loan portfolio. At June 30, 2000, the bank has recorded a consumer loan loss of $2,000, one consumer loan of $3,000 classified as loss, and no loans classified as doubtful.

      Other Income. Other income for the three-month period ended June 30, 2000 was $164,000, as compared to $111,000 for the three months ended June 30, 1999. The $53,000 increase was primarily the result of an increase in net gains realized from the sale of investment securities of $75,000, an increase in other income of $6,000, and an increase in service charge income of $4,000, partially offset by a decrease in gains on mortgages sold of $32,000.

      Operating Expenses. Operating expenses for the three months ended June 30, 2000 were $806,000, as compared to $750,000 for the three months ended June 30, 1999. The $56,000 increase was primarily due to the combination of an increase in legal and professional fees of $39,000 from the formation of the Bank's Real Estate Investment Trust, an increase in other expenses of $14,000, an increase in occupancy expense of $8,000, and an increase in equipment expense of $4,000, offset, in part by a decrease in salaries and employee benefits of $5,000, a decrease in directors' fees of $1,000 and a decrease in data processing expense of $3,000. The annualized ratio of operating expenses to average total assets for the three months ended June 30, 2000 was 2.77% as compared to 2.64% for the three-month period ended June 30, 1999, an increase of 13 basis points. The increase in other operating expenses was due, primarily, to the formation of a Real Estate Investment Trust, a subsidiary of the Falmouth Co-operative Bank, as part of the Company's tax management planning. The Company expects legal and professional fees for the tax planning will continue until early 2001.

      Nine Months Ended June 30, 2000 and 1999

      Net Income. The Company's net income for the nine months ended June 30, 2000 was $854,000 as compared to $618,000 at June 30, 1999, an increase of 38.08% or $235,000. Total interest and dividend income increased $408,000, or 7.30% due, primarily, to increased loan activity. This gain was off set, in part, by increases in interest expense and operating costs. Security gains net, amounted to $302,000 for the nine months ended June 30, 2000, as compared to $73,000 for nine months ended June 30, 1999, an increase of $229,000. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and a growth in deposits.

      Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2000 was $6.0 million, an increase of $408,000 as compared to $5.6 million for the nine month period ended June 30, 1999. The increase in interest and dividend income is attributable to growth in the loan portfolio that provided for an increase in interest and fee income of $559,000. This was offset by a decrease in income on investment securities of $13,000, a $99,000 decrease in dividends on the Co-operative Bank Investment Fund, and a decrease in other interest of $39,000. Management expects income derived from loan assets to continue to increase in the form of interest and fees on loans, with interest on investments remaining relatively constant.

      Interest Expense. Interest expense for the nine months ended June 30, 2000 was $2.7 million, which includes $206,000 in interest on FHLB advances, an increase of $150,000 from $2.5 million for the nine months ended June 30, 1999. There was a $185,000 increase in interest on deposits and a $36,000 decrease in interest on borrowed funds. Additional borrowings may be utilized as an interim source of loan funding; however, it is not expected to be necessary.

      Net Interest and Dividend Income. Net interest income for the nine-month period ended June 30, 2000 was $3.3 million as compared to $3.1 million for the nine months ended June 30, 1999. The net interest margin for the nine months ended June 30, 2000 was 3.78%, a decrease of 11 basis points as compared to 3.89% for the nine months ended June 30, 1999. The annualized return on average assets (ROA) for the nine-month period ended June 30, 2000 was 1.08%, an increase of 24 basis points, as compared to .84% for the same period of the prior year. The reason for the increase in the ROA was primarily due to the growth of the loan portfolio during the period.

      Provision for Loan Losses. The Bank added $104,000 to its allowance for loan loss account for the nine months ended June 30, 2000, to compensate for the increase in the dollar growth of the loan portfolio. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Other income for the nine-month period ended June 30, 2000 was $565,000 as compared to $378,000 for the nine months ended June 30, 1999. The $186,000 increase is primarily the result of $302,000 in securities gains net, on the sale of investment securities taken during the nine months ended June 30, 2000, as compared to $73,000 for the nine months ended June 30, 1999. The period ended June 30, 2000 also showed $2,000 in gains on the sale of loans. There was $89,000 in gains on the sale of loans for the same period of the previous year.

      Operating Expenses. Operating expenses for the nine months ended June 30, 2000 were $2.4 million as compared to $2.2 million for the nine months ended June 30, 1999. The $238,000 increase was primarily due to an increase in salaries and employee benefits of $31,000, an increase in other operating expenses of $115,000, an increase of legal and professional fees of $76,000, an increase in equipment expense of $5,000 and an increase in occupancy expenses of $13,000, partially off-set by a decrease in data processing expense of $1,000 and a decrease in director's fees of $1,000. The increase on legal & professional fees and other operating expenses were primarily the result of the formation of the Bank's Real Estate Investment Trust as part of the Bank's tax planning. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 2000 was 2.77% as compared to 2.64% for the nine-month period ended June 30, 1999.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2000 was 25.66%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 2000, regulatory liquidity totaled $29.0 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At June 30, 2000, the Bank had outstanding advances from the FHLB of Boston in the amount of $3.4 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At June 30, 2000, the Bank had $7.9 million in outstanding residential and commercial commitments to originate loans, as well as $13.8 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit that are scheduled to mature in one year or less totaled $41.1 million at June 30, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2000 the Bank exceeded all of its regulatory capital requirements.


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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  August 11, 2000                 By: /s/ Santo P. Pasqualucci
       ----------------------              ------------------------
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer


Date:  August 11, 2000                 By: /s/ George E. Young, III
       ----------------------              ------------------------
                                           George E. Young, III
                                           Vice President and Chief
                                           Financial Officer

20