Form 10KSB
period 2000-09-30
FALMOUTH BANCORP INC
filed 2000-12-22
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2000

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

Securities registered pursuant to section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
Title of each class                                    on Which Registered:
-------------------                                   ---------------------

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

      The revenues for the issuer's fiscal year ended September 30, 2000 were $9,062,666.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 1, 2000: $16,357,785.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 1,026,338 shares outstanding as of December 1, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 15, 2000, and the 2000 Annual Report to Stockholders for the fiscal year ended September 30, 2000, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes  [ ]      No  [X]


                              TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I
  ITEM 1.  BUSINESS                                                      1
  ITEM 2.  DESCRIPTION OF PROPERTY                                      32
  ITEM 3.  LEGAL PROCEEDINGS                                            32
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          32

PART II
  ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS                                          32
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                          32
  ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS                            33
  ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          33

PART III
  ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY              33
  ITEM 10. EXECUTIVE COMPENSATION                                       33
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                               33
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               33
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             33

SIGNATURES                                                              35

EXHIBITS                                                                36


                                   PART I

ITEM 1.  BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share. On October 14, 1997, the Company acquired all of the capital stock of the Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization") whereby the Bank became the wholly-owned subsidiary of the Company. At September 30, 2000, there were 1,035,838 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's common stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank for fiscal 1997 and the period prior to the Reorganization, and the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries thereafter. The Company had total assets of $135.5 million as of September 30, 2000.

      The Bank conducts its business through an office located in Falmouth, Massachusetts, where it was originally founded in 1925 as a Massachusetts chartered mutual co-operative Bank, and two branches located in East Falmouth and North Falmouth, Massachusetts. The Bank's deposits are currently insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank of Massachusetts. The Bank has two subsidiaries, Falmouth Capital Corporation, a real estate investment trust, and Falmouth Securities Corporation, a Massachusetts securities corporation.

      The Bank's principal business consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities.

Business Strategy

      The Bank's business strategy is to operate as a profitable and independent community bank dedicated primarily to financing home ownership and consumer needs in its market area and to provide quality service to its customers. The Bank has implemented this strategy by: (i) closely monitoring the needs of customers and providing quality service; (ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans, and by offering checking accounts and other financial services and products; (iii) focusing on expanding lending activities to produce moderate increases in loan originations; (iv) maintaining asset quality; (v) maintaining capital in excess of regulatory requirements; and (vi) producing stable earnings.

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its three offices in Falmouth, North Falmouth and East Falmouth, Massachusetts. The Bank continues to offer traditional retail and commercial banking services as well as electronics services such as its toll free Voice Response System "ON CALL," which enables its customers to access current balance information and transfer funds between accounts by telephone, its web site at www.falmouthbank.com, and three on-site, as well as three off-site ATMs. The newest ATMs are located at the Woods Hole, Martha's Vineyard and Nantucket Steamship Authority's terminals located at Vineyard Haven on Martha's Vineyard and Woods Hole. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions), which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

      To a lesser extent, the Bank also makes commercial real estate loans, commercial and industrial, and consumer loans, including passbook loans, automobile, home equity and other consumer loans. The Bank originates both fixed-rate and adjustable-rate loans and emphasizes the origination of residential real estate mortgage loans with adjustable interest rates, and makes other investments which allow the Bank to more closely match the interest rate and maturities of its assets and liabilities.

Market Area

      The Bank considers its primary market area to be the communities of Falmouth and Mashpee in Barnstable County, which is located in the Cape Cod region of Massachusetts, approximately 72 miles south of Boston. The year-round population of Barnstable County is over 200,000. The majority of the Bank's lending has been in Falmouth and Mashpee. The Cape Cod region is a major recreational resort/retirement community, with seasonal tourism being the most significant economic activity. Falmouth's year-round population of 29,585 (1996 census) increases to a summer population of approximately 70,000. Falmouth is the second most populous and second largest town on the Cape. Visitors find accommodations in the many motels, hotels and inns in the area. Falmouth has approximately 44 miles of ocean and lake shoreline. There are nine harbors and inlets, some with docking and most with mooring facilities. Two major harbors offer access, via ferry, to the island of Martha's Vineyard with service to the island of Nantucket during the summer months from Woods Hole. In addition to swimming, boating, fishing and other forms of water recreation, Falmouth also has four public and two private golf courses.

      The major employers in the Falmouth area are the Woods Hole
Oceanographic Institute, with approximately 800 employees, Falmouth Hospital, with 750 employees and Woods Hole, Martha's Vineyard and Nantucket Steamship Authority, with 500 employees. Other major employers include Marine Biological Laboratories.

Employees

      At September 30, 2000, the Bank employed 31 full-time and 5 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms in excess of 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 2000, achieved the level of $46.8 million and were primarily single-family residential loans. During this period, the Bank was ranked as one of the largest producers of residential mortgage loans. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 2000. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $3.5 million in loans for FNMA and $2.8 million for other investors at September 30, 2000.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                           At September 30,
                                  --------------------------------------------------------------------------------------------------
                                        2000                 1999                1998                1997                1996
                                  -----------------    ----------------    ----------------    ----------------    -----------------
                                  Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                  ------    -------    ------   -------    ------   -------    ------   -------    ------   --------
                                                                        (Dollars in thousands)

Residential mortgage loans       $ 88,647    79.50%   $67,709    81.02%   $69,967    87.56%   $48,367    87.14%   $33,993    82.57%
Commercial real estate loans       11,865    10.64      8,488    10.16      4,054     5.07      2,425     4.37      4,347    10.56
Consumer loans                        527      .47        577      .69        566      .71        877     1.58        771     1.87
Home equity loans                   7,143     6.41      4,621     5.53      3,897     4.88      2,756     4.96      1,683     4.09
Commercial loans                    3,331     2.98      2,175     2.60      1,422     1.78      1,079     1.95        373      .91
                                 --------------------------------------------------------------------------------------------------
Total loans                       111,513   100.00%    83,570   100.00%    79,906   100.00%    55,504   100.00%    41,167   100.00%
                                 =================================================================================================

Less:
Unearned income (cost), net          (190)                (19)                 45                  97                 143
Unadvanced  principal               5,216               2,533               1,679               1,025                 289
Allowance for  loan losses            755                 569                 527                 501                 498
                                 --------             -------             -------             -------             -------
Loans, net                       $105,732             $80,487             $77,655             $53,881             $40,237
                                 ========             =======             =======             =======             =======

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 2000, loans on one- to four-family residential properties accounted for 79.5% of the Bank's loan portfolio.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses that permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

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

      The Bank, since the early 1980s, has offered adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three, five and seven years and provide for an interest rate which is based on the interest rate paid on United States Treasury securities of a corresponding term, plus a margin of 2.75%. The Bank currently offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate plus an anticipated upward adjustment of 200 basis points.

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

      During the year ended September 30, 2000, the Bank originated $20.7 million in adjustable-rate mortgage loans and $12.2 million in fixed-rate mortgage loans for portfolio. Approximately 6.5% of all loan originations during fiscal 2000 were the refinancing of loans already in the Bank's loan portfolio. At September 30, 2000, the Bank's loan portfolio included $31.2 million in adjustable-rate one- to four-family residential mortgage loans, or 28.0% of the Bank's total loan portfolio, and $51.8 million in fixed-rate one- to four-family residential mortgage loans, or 46.5% of the Bank's total loan portfolio.

      The Bank engages in a limited amount of construction lending generally for the construction of single-family residences. Most are construction/permanent loans structured to become permanent loans upon the completion of construction. All construction loans are secured by first liens on the property. Loan proceeds are disbursed as construction progresses and inspections warrant. Loans involving construction financing present a greater risk than loans for the purchase of existing homes, since collateral values and construction costs can only be estimated at the time the loan is approved. Due to the small amount of construction loans in the Bank's portfolio, the risk in this area is limited.

      Commercial Real Estate Loans. At September 30, 2000, the Bank's commercial real estate loan portfolio totaled $11.9 million, or 10.6% of total loans. The Bank's largest loan is a commercial loan with an outstanding balance of $885,000 at September 30, 2000 secured by a motel located in Hyannis, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 2000, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans, which are loans, secured by available equity based on the appraised value of one- to four-family residential property. Home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of twenty years or less. At September 30, 2000, the Bank had $14.4 million in home equity loans with unused credit available to existing borrowers of $7.3 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 2000, the consumer loan portfolio totaled $527,000 or .47% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 2000, the total amount of passbook and other consumer loans was $371,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 2000, the total amount of automobile loans was $156,000.

      Consumer loans generally are originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite this risk, the Bank's level of consumer loan delinquencies generally has been low. No assurance can be given, however, that the Bank's delinquency rate on consumer loans will continue to remain low in the future, or that the Bank will not incur future losses on these activities.

      Commercial Loans. The Bank employs a commercial loan officer with over 20 years of experience in commercial lending in the Falmouth market. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally being limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 2000 the Bank's non-real estate commercial loan portfolio totaled $3.3 million.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30, 2000, the Bank had $2.1 million in loan commitments outstanding, for the origination of one- to four-family residential real estate loans.

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

      Loan Maturities. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                At September 30, 2000(1)
                                          ----------------------------------
                                            Real      Consumer        Total
                                           Estate     and Other       Loans
                                           ------     ---------       -----
                                                   (In thousands)

Total loans scheduled to mature:
  In one year or less                     $  5,344      $1,249      $  6,593
  After one year through five years          3,593       1,453         5,046
  Beyond five years                         93,684       1,164        94,848
                                          ----------------------------------
      Total                               $102,621      $3,866      $106,487
                                          ==================================

Loan balance by type scheduled to
 mature after one year:
  Fixed                                   $ 58,419      $2,524      $ 60,943
  Adjustable                              $ 38,858      $   93      $ 38,951

___________________
(1)   Net of unearned income and unadvanced principal.

      Originations and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated. In recent years, the Bank has been retaining more of its fixed-rate residential loans in excess of 15-year term with the intent of selling such loans service retained.

                                                         Years Ended September 30,
                                      ----------------------------------------------------------------
                                        2000          1999          1998          1997          1996
                                        ----          ----          ----          ----          ----
                                                               (In thousands)

Beginning balance(1)                  $ 81,056      $ 78,182      $ 54,382      $ 40,735      $ 32,948
                                      ----------------------------------------------------------------
Mortgage loan originations(2)           39,853        28,279        41,356        18,712        13,090
Consumer loan originations               5,318         4,323         2,015         3,145         1,844
Commercial loan originations             1,619         2,249         1,752         1,710         1,321
Less:
  Amortization and payoffs(3)          (21,299)      (24,193)      (14,286)       (9,920)       (8,468)
  Transfers to OREO                          -             -             -             -             -
                                      ----------------------------------------------------------------
  Net loans originated                  25,491        10,658        30,837        13,647         7,787
                                      ----------------------------------------------------------------
Total loans sold                           (60)       (7,784)       (7,037)            -             -
                                      ----------------------------------------------------------------
Ending balance(1)                     $106,487       $81,056       $78,182       $54,382       $40,735
                                      ================================================================

___________________

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

                                                    At September 30,
                                      --------------------------------------------
                                      2000      1999      1998      1997      1996
                                      ----      ----      ----      ----      ----
                                                (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-
 performing loans)                    $  -      $ 57      $ 65      $290      $ 81
Loans 30-89 days past due as a
 percent of total loans                  -%      .07%      .08%      .53%      .20%
Non-performing loans:
 (90 days past due)                   $  -      $  -      $  -      $ 30      $ 14
OREO                                  $  -      $  -      $  -      $  -      $  -
      Total non-performing assets     $  -      $  -      $  -      $ 30      $ 14
Non-performing loans as a
 percent of total loans                  -%        -%        -%      .06%      .03%
Non-performing assets as a
 percent of total assets                 -%        -%        -%       03%      .02%

      During the year ended September 30, 2000, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 2000, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 2000, the Bank had no assets classified as special mention or doubtful, no assets designated as substandard, and none classified as loss.

      In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain an adequate general allowance for loan losses based on, among other things, the Bank's and the industry's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Further, after properties are acquired following loan defaults, additional losses may occur with respect to such properties while the Bank is holding them for sale. The Bank increases its allowances for loan losses and losses on real estate owned by charging provisions for losses against the Bank's income. Specific reserves also are recognized against specific assets when warranted.

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

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.

                                                     Year Ended September 30,
                                  -------------------------------------------------------------
                                    2000          1999         1998          1997         1996
                                    ----          ----         ----          ----         ----
                                                      (Dollars in thousands)

Average loans, net                $ 94,315      $77,657      $69,258       $47,288       $36,387
                                  ==============================================================
Period-end total loans(1)         $106,487      $81,056      $78,182       $54,382       $40,735
                                  ==============================================================
Allowance for loan losses at
 beginning of period              $    569      $   527      $   501       $   498       $   445
Loans charged-off                        4            -            -             -             -
Recoveries                               1            -            -             3             2
Provision charged to operations        189           42           26             -            51
                                  --------------------------------------------------------------
Allowance for loan losses at
 end of period                    $    755      $   569      $   527       $   501       $   498
                                  ==============================================================
Ratios:
Allowance for loan losses as a
 percentage of period end total
 loans                                 .71%         .70%         .68%          .92%         1.22%
Allowance for loan losses as a
 percentage of non-performing
 loans                                   -%           -%           -%     1,670.00%     3,557.14%
Net charge-offs to average loans,
 net                                     -            -            -             -             -
Net charge-offs to allowance for
 loan losses                           .40%           -            -             -             -

___________________

<F1>  Net of unearned income and unadvanced principal.

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.

                                                                      At September 30,
                            -------------------------------------------------------------------------------------------------------
                                  2000                 1999                 1998                 1997                 1996
                            ------------------  -------------------  -------------------  -------------------  --------------------
                                    Percent of           Percent of           Percent of           Percent of           Percent of
                                     Loans in             Loans in             Loans in             Loans in             Loans in
                                       Each                 Each                 Each                 Each                 Each
                                    Category to          Category to          Category to          Category to          Category to
                            Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                            ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                     (Dollars in thousands)

Real estate
 mortgage:
  Residential                $436     78.53%      $282     80.42%      $315     87.28%      $363     86.88%      $428     82.57%
  Commercial                  181     11.14        171     10.47        113      5.19         64      4.46         32     10.56
Commercial loans, other        76      3.13         62      2.70         44      1.82         38      1.98          8      0.91
Consumer, including home
 equity loans                  62      7.20         54      6.41         55      5.71         36      6.68         30      5.96
                             ---------------------------------------------------------------------------------------------------
Total allowance
 for loan losses             $755    100.00%      $569    100.00%      $527    100.00%      $501    100.00%      $498    100.00%
                             ==================================================================================================

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 2000, the Bank's liquidity ratio was 21.29%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

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

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 2000.

                                                                     September 30, 2000
                        -----------------------------------------------------------------------------------------------------------
                         One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years Total Investment Portfolio
                        ------------------  ------------------  ------------------  ------------------- ---------------------------
                        Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Market
                           Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield      Cost     Yield   Amount
                        ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  -------
                                                                   (Dollars in thousands)

U.S. Government
 Obligations             $ 1,999    5.93%    $1,000     7.27%      $ -         -%     $    -       -%    $ 2,999    6.38%   $ 2,995
Mortgage-backed
 Securities                    -       -          4     8.50        95      7.22       1,578    7.28       1,677    7.28      1,695
Corporate Notes
 and Bonds                 8,502    6.71      1,526     7.10         -         -           -       -      10,028    6.77     10,029
                         -------             ------                ---                ------             -------            --------
      Total              $10,501    6.56%    $2,530     7.17%      $95      7.22%     $1,578    7.28%    $14,704    6.75    $14,719
                         =======             ======                ===                ======
Marketable Equity
 Securities                                                                                                3,837    2.54      3,870
FHLB Stock                                                                                                   721    6.79        721
                                                                                                         -------            -------
      Total Investment
       Portfolio                                                                                         $19,262    5.91%   $19,310
                                                                                                         =======            =======

      The following tables set forth information regarding the investment portfolio at the dates indicated.

                                                               September 30, 2000
                                     --------------------------------------------------------------------------
                                             Available-for-Sale                      Held-to-Maturity
                                     ----------------------------------     -----------------------------------
                                     Amortized    Market                    Amortized     Market
                                       Cost       Value      Percent(1)       Cost        Value      Percent(2)
                                     ---------    ------     ----------     ---------     ------     ----------
                                                              (Dollars in thousands)

Investment securities(3):
  U.S. government obligations         $  499      $  499        6.4%        $ 2,500      $ 2,496       23.2%
  Other bonds and obligations          2,047       2,045       26.2%          7,981        7,984       74.1%
  Marketable equity securities         3,837       3,870       49.6%              -            -          -
  Mortgage-backed securities(4)        1,382       1,394       17.8%            295          301        2.7%
                                      ---------------------------------------------------------------------
      Total Investment Portfolio      $7,765      $7,808      100.0%        $10,776      $10,781      100.0%
                                      =====================================================================

                                                                 September 30,
                                      ---------------------------------------------------------------------
                                             2000                     1999                     1998
                                      -------------------      -------------------      -------------------
                                      Amount      Percent      Amount      Percent      Amount      Percent
                                      ------      -------      ------      -------      ------      -------
                                                              (Dollars in thousands)

Investment securities(3):
  U.S. government obligations         $ 2,999       16.1%      $10,254       38.3%      $ 4,913       20.5%
  Other bonds and obligations          10,026       54.0%       10,478       39.1%       10,415       43.5%
  Marketable equity securities          3,870       20.8%        4,070       15.2%        5,854       24.4%
  Mortgage-backed securities(4)         1,689        9.1%        1,984        7.4%        2,779       11.6%
                                      --------------------------------------------------------------------
      Total Investment Portfolio      $18,584      100.0%      $26,786      100.0%      $23,961      100.0%
                                      ====================================================================

___________________

<F1>  As a percentage of total market value.
<F2>  As a percentage of total amortized cost.
<F3>  Includes $1.1 million invested in Bank Investment Fund One, a mutual bond fund offered by the Co-operative Central Bank, a quasi-governmental agency, and does not include interest-earning overnight deposits of $3,380,176 or Federal Home Loan Bank Stock of $720,700.
<F4>  Consists of GNMA, FHLMC and FNMA certificates.

Deposit Activity and Other Sources of Funds

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from principal repayments and interest payments on loans and investments as well as other sources arising from operations in the production of net earnings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer-term basis for general business purposes.

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.

                                                                     At September 30,
                           -----------------------------------------------------------------------------------------------------
                                 2000                 1999                 1998                 1997                 1996
                           ----------------     ----------------     ----------------     ----------------     -----------------
                           Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent
                           ------   -------     ------   -------     ------   -------     ------   -------     ------   --------
                                                                  (Dollars in thousands)

Savings deposits         $ 19,380      17.2%    $17,782     19.1%    $16,583     20.3%    $15,828     21.9%    $13,986     21.1%
NOW accounts               10,095       9.0       9,389     10.1       6,601      8.1       6,983      9.7       5,674      8.5
Money market deposits      16,462      14.7      14,188     15.3      11,056     13.6       9,111     12.6       7,770     11.7
                          ------------------------------------------------------------------------------------------------------
      Total                45,937      40.9      41,359     44.5      34,240     42.0      31,922     44.2      27,430     41.3
Demand deposits            14,243      12.6       8,091      8.7       5,335      6.5       3,136      4.4         947      1.4
Certificates of deposit    52,194      46.5      43,436     46.8      41,944     51.5      37,133     51.4      38,066     57.3
                          ------------------------------------------------------------------------------------------------------
      Total deposits      $112,374    100.0%    $92,886    100.0%    $81,519    100.0%    $72,191    100.0%    $66,443    100.0%
                          =====================================================================================================

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 2000.

                                                         Certificates of
               Maturity Period                               Deposit
               ---------------                           ---------------
                                                         (In thousands)

      Within three months                                    $ 3,211
      After three but within six months                        2,245
      After six but within twelve months                       4,382
      After twelve months                                      1,187
                                                             -------
      Total                                                  $11,025
                                                             =======

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                     Years Ended September 30,
                                 ----------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                   ----          ----          ----          ----          ----
                                                         (In thousands)

Deposits                         $448,303      $344,310      $306,288      $179,923      $153,704
Withdrawals                       432,244       335,933       299,905       176,904       155,067
                                 ----------------------------------------------------------------
Net increase (decrease)
 before interest credited          16,059         8,377         6,383         3,019        (1,363)
Interest credited                   3,429         2,990         2,945         2,728         2,786
                                 ----------------------------------------------------------------
Net increase
 in deposits                     $ 19,488      $ 11,367      $  9,328      $  5,747      $  1,423
                                 ================================================================

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $3.9 million of FHLB advances outstanding at September 30, 2000.

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

Competition

      The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits primarily comes from larger commercial banks and other savings institutions located in or near the Bank's primary market area that generally have significantly greater financial and technological resources than the Bank. Additional significant competition for savings deposits comes from credit unions, money market funds and brokerage firms. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from commercial banks, other thrift institutions, mortgage bankers, mortgage brokers and insurance companies. Management considers the Bank's competitors in its market area to consist of 15 branches of financial institutions headquartered outside of its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

State Taxation

      Massachusetts Taxation. The Bank currently files a separate Massachusetts excise tax return, based on net income. Under state laws, Massachusetts-based financial institutions may apportion income earned in other states. However, the Massachusetts bank excise (income) tax applies to non-bank entities and out-of-state financial institutions as well as Massachusetts-based financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. Carry forwards and carry backs of net operating losses are not allowed.

      The Bank's active subsidiary, Falmouth Securities Corporation, was established solely for the purpose of acquiring and holding investments that are permissible for banks to hold under Massachusetts law. Falmouth Securities Corporation has qualified as a "security corporation" under Massachusetts's law, qualifying it to take advantage of the 1.32% income tax rate on gross income applicable to companies that are so classified. During fiscal 2000, the Bank formed a capital real estate investment trust subsidiary which is designed to enhance after-tax earnings by reducing state income tax liabilities.

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

                         REGULATION AND SUPERVISION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, whose deposits are insured by the Bank Insurance Fund of the FDIC, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Division of Banks ("Division"). In addition, the FDIC levies assessments or deposit insurance premiums on the Bank and is vested with authority to supervise the Bank and to exercise a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance fund, not the Company's stockholders.

      The Company, as the bank holding company controlling Falmouth Co-operative Bank, is subject to the Bank Holding Company Act of 1956, as amended and its rules and regulation promulgated by the Federal Reserve Board. The Company is also subject to certain Massachusetts banking laws applicable to bank holding companies.

      The following references to the laws and regulations under which the Company and the Bank are regulated are brief summaries thereof, do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB Act"). This federal legislation was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

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

      Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities if such companies elected to be regulated as a financial holding company. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

      The Company believes that the Act will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Bank currently offers and that can aggressively compete in the markets the Bank currently serves.

Federal Banking Regulations

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

      Tier 1 Capital or Core Capital is defined in Part 325 and means the sum of:

* common stockholders' equity (common stock and related surplus, undivided profits, disclosed capital reserves, foreign currency translation adjustments, less net unrealized losses on available-for-sale equity securities with readily determinable fair values);
*     noncumulative perpetual preferred stock;
*     minority interests in consolidated subsidiaries;

minus

* all intangible assets (other than limited amounts of mortgage servicing rights and purchased credit card relationships and certain grandfathered supervisory goodwill;
* identified losses (to the extent that Tier 1 capital would have been reduced if the appropriate accounting entries to reflect the identified losses had been recorded on the institution's books);
*     investments in certain securities subsidiaries; and
* deferred tax assets in excess of the limit set forth in the regulations.

      Tier 2 Capital consists of:

* allowances for loan and lease losses, up to a maximum of 1.25 percent of risk-weighted assets;
* cumulative perpetual preferred stock, long-termed preferred stock (original maturity of at least 20 years) and any related surplus;
*     perpetual preferred stock (where the dividend is reset periodically);
*     hybrid capital instruments, including mandatory convertible debt; and
*     term subordinated debt and intermediate-term preferred stock; and
* up to 45% of the pretax net unrealized holding gains on available for sale equity securities in Tier 2 capital.

Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

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

      The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

*     the quality of the bank's interest rate risk management process;
*     the overall financial condition of the bank; and
*     the level of other risks at the bank for which capital is needed.

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

      The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2000:

                                           At September 30, 2000
                              ------------------------------------------------
                              Capital   Percent of      Capital     Percent of
                              Amount     Assets(1)    Requirement    Assets(1)
                              -------   ----------    -----------   ----------
                                          (Dollars in thousands)

Tier 1 leverage capital       $16,765      12.82%       $5,223        4.00%
Tier 1 risk-based capital     $16,765      19.46%       $3,446        4.00%
Total risk-based capital      $17,520      20.33%       $6,893        8.00%

___________________

<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

      As the table shows, the Bank exceeded the minimum capital adequacy requirements at September 30, 2000.

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

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

* insolvency (whereby the assets of the bank are less than its liabilities to depositors and others);
* substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
*     existence of an unsafe or unsound condition to transact business;
* likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
* insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Deposit Insurance

      The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The Bank's assessment rate is currently 0 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions like the Bank to assist in the payment of FICO bonds.

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the fourth quarter 2000, the rates of assessment for the FICO bonds is 0.0202% for BIF-assessable deposits.

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

Transactions with Affiliates and Insiders

      Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. Generally, Section 23A:

* limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus; and
* requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

Real Estate Lending Policies

      Under FDIC regulations, state-chartered non-member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators.

      The Interagency Guidelines, among other things, call upon a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

* for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;
* for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;
* for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%;
* for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
* for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%.

      Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Community Reinvestment Act

      Under the Community Reinvestment Act, any insured depository institution, including Falmouth Co-operative Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

* a lending test, to evaluate the institution's record of making loans in its service areas;
* an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and
* a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

      The Community Reinvestment Act requires the FDIC to provide a written evaluation of an institution's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's Community Reinvestment Act rating. The Bank received a "satisfactory" rating in its Community Reinvestment Act examination conducted by the FDIC on January 17, 1999.

Standards for Safety and Soundness

      Under federal law, each federal banking agency is required to prescribe, by regulation, safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, employee compensation, employee benefits, fees, asset quality and earnings sufficiency. These standards are in the form of broad guidelines for performance that generally leave to each institution the methods for achieving the objectives. The Bank believes it meets the FDIC's safety and soundness standards.

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institution. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 2000, of $720,700.

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

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.8 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. As of September 30, 2000, the Bank met its reserve requirements.

Massachusetts Banking Laws and Supervision

      Massachusetts's co-operative banks such as the Bank are also regulated and supervised by the Division of Banks. The Division of Banks is required to regularly examine each state-chartered bank. The approval of the Division of Banks is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Division of Banks is subject to sanctions. The Division of Banks may under certain circumstances suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties.

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

      The powers which Massachusetts-chartered co-operative banks can exercise are virtually identical to those of state-chartered commercial banks. These powers are summarized below.

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

      Payment of Dividends. A co-operative bank only may pay dividends on its capital stock from net profits and no dividends may be declared, credited or paid so long as there is any impairment of the capital stock. No dividends may be declared on the Bank's common stock so long as there is any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a co-operative bank to declare a dividend if the total of all dividends declared by the Bank in any calendar year exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

      Branches. With the approval of the Division of Banks, bank branches may be established in any city or town in Massachusetts. In addition, co-operative banks may operate automated teller machines at any of their offices or, with the approval of the Division of Banks, anywhere in Massachusetts. Sharing of ATMs or "networking" is also permitted with the approval of the Division of Banks. Massachusetts-chartered co-operative banks may also operate ATMs outside of Massachusetts if permitted to do so by the law of the jurisdiction in which the ATM is located.

      Interstate Banking. An out-of-state bank may (subject to various regulatory approvals and to reciprocity in its home state) establish and maintain bank branches in Massachusetts by:

* merging with a Massachusetts bank that has been in existence for at least three years;
* acquiring a branch or branches of a Massachusetts bank without acquiring the entire bank; or
*     opening such branches de novo.

Massachusetts banks' ability to exercise similar interstate banking powers in other states depends upon the laws of the other states. For example, according to the law of the bordering state of New Hampshire, out-of-state banks may acquire New Hampshire banks by merger, but may not establish de novo branches in New Hampshire.

      Community Reinvestment Act.   The Bank is also subject to provisions
of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts Community Reinvestment Act that are based on the federal Community Reinvestment Act. The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public.

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

      Loans to Bank's Insiders. The Massachusetts banking laws prohibit any officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit:

* loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000;
* loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000;
* loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000;
* loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit.

The loans listed above require approval of the majority of the members of the bank's executive committee, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the Bank.

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

      The Company will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

      The status of the Company as a registered bank holding company under the BHCA will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

1. In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

*     making or servicing loans;
*     performing certain data processing services;
*     providing discount brokerage services;
*     acting as fiduciary, investment or financial advisor;
*     leasing personal or real property;
* making investments in corporations or projects designed primarily to promote community welfare; and
*     acquiring a savings and loan association.

      Bank holding companies that qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

* each of its depository institution subsidiaries is "well capitalized";
*     each of its depository institutions is "well managed";
* each of its depository institution subsidiaries has at least a "satisfactory" CRA rating at its most recent examination; and
* the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

To date, the Company has not elected to become regulated as a financial holding company.

      Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

Federal Securities Laws

      The Company's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.  DESCRIPTION OF PROPERTY

      The following table sets forth certain information at September 30, 2000 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.

                     Year Completed    Square         Net Book Value
                       or Acquired     Footage     at September 30, 2000
                     --------------    -------     ---------------------

Main Office:
20 Davis Straits
Falmouth, MA 02540          1978       10,696           $299,160

Branch Offices:
North Falmouth, MA
78 County Rd.
N. Falmouth, MA 02556       1998        1,706           $569,749

East Falmouth, MA
397 E. Falmouth Hwy
E. Falmouth, MA 02536       1998        2,380           $794,254

      At September 30, 2000, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its offices totaled $327,914. For more information, see Note 5 of Notes to Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      The following information included in the Falmouth Bancorp, Inc. 2000 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Company's Common Stock" on page 16 of the Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information included in the Falmouth Bancorp, Inc. 2000 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 3 through 15 of the Annual Report.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements" on pages 17 through 42 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

      The following information included in the Company's 2000 Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included in the Proxy Statement is incorporated herein by reference:

      "Transactions with Certain Related Persons."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following financial statements included in the 2000 Annual Report are incorporated herein by reference:

            Balance Sheets - At September 30, 2000 and 1999;
            Statements of Income - Years Ended September 30, 2000, 1999 and
            1998;
            Statements of Changes in Stockholders' Equity - Years Ended September 30, 2000, 1999 and 1998;
            Statements of Cash Flows - Years Ended September 30, 2000, 1999 and 1998; and
            Notes to Financial Statements - Years Ended September 30, 2000, 1999 and 1998

      (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

            3.1   Certificate of Incorporation of Falmouth Bancorp, Inc.(1)
            3.2   By-laws of Falmouth Bancorp, Inc.(1)
            4.3   Specimen Stock Certificate of Falmouth Bancorp, Inc.(1).
            10.1  1997 Stock Option Plan for Outside Directors, Officers
                  and Employees of Falmouth Bancorp, Inc.(1)
            10.2  Amendments to 1997 Stock Option Plan for Outside
                  Directors, Officers and Employees of Falmouth Bancorp,
                  Inc.
            10.3  1997 Recognition and Retention Plan for Outside
                  Directors, Officers and Employees of Falmouth Bancorp,
                  Inc.(1)
            10.4  Agreement and Plan of Reorganization by and among
                  Falmouth Co-operative Bank and Falmouth Bancorp, Inc.,
                  dated November 25, 1997 (1)
            10.5  Employment Agreement by and between Falmouth Co-operative
                  Bank and Santo P. Pasqualucci.
            10.6  Employment Agreement by and between Falmouth Co-operative
                  Bank and George E. Young III.
            10.7  Falmouth Co-operative Bank Employee Stock Ownership
                  Plan.(1)
            10.8  Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)
            13    Annual Report to Stockholders for the Year Ended
                  September 30, 2000.
            21    Subsidiaries of the Registrant.
            23    Consent of Shatswell, MacLeod & Company, P.C.
            27    Financial Data Schedule.*

___________________
(1) Incorporated herein by reference Registration Statement on Form S-4 (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
(2) Incorporated herein by reference Registration Statement on Form 10-KSB for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 29, 1997.

*Filed in electronic format only.

      (c)   Reports on Form 8-K.

            None.

      This Form 10-KSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from
these estimates.   These factors include, but are not limited to: general
and local economic conditions; changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

      Any or all of our forward-looking statements in this Form 10-KSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FALMOUTH BANCORP, INC.

                                       By: /s/ Santo P. Pasqualucci
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                            Title                          Date
             ----                            -----                          ----

/s/ Santo P. Pasqualucci         Director, President and Chief       December 19, 2000
------------------------------   Executive Officer
Santo P. Pasqualucci             (Principal executive officer)

/s/ George E. Young, III         Vice President and Chief            December 19, 2000
------------------------------   Financial Officer
George E. Young, III             (Principal financial officer)

/s/ John W. Holland, Jr.         Director                            December 19, 2000
------------------------------
John W. Holland, Jr.

/s/ James A. Keefe               Director                            December 19, 2000
------------------------------
James A. Keefe

/s/ Wayne C. Lamson              Director                            December 19, 2000
------------------------------
Wayne C. Lamson

/s/ Gardner L. Lewis             Director                            December 19, 2000
------------------------------
Gardner L. Lewis

/s/ John J. Lynch, Jr.           Director                            December 19, 2000
------------------------------
John J. Lynch, Jr.

/s/ Eileen C. Miskell            Director                            December 19, 2000
------------------------------
Eileen C. Miskell

/s/ Robert H. Moore              Director                            December 19, 2000
------------------------------
Robert H. Moore

/s/ Walter A. Murphy             Chairman of the Board               December 19, 2000
------------------------------
Walter A. Murphy

/s/ William E. Newton            Director                            December 19, 2000
------------------------------
William E. Newton