Form 10QSB
period 2000-12-31
FALMOUTH BANCORP INC
filed 2001-02-13
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                 FORM 10-QSB

                                 (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                         Outstanding at
           Class                        December 31, 2000
           -----                        -----------------

Common Stock, Par Value $.01                1,023,838

               Transitional small business disclosure format:
                              Yes        No X


                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION                                         Page

Item 1      Financial Statements

            Consolidated Balance Sheets
            December 31, 2000 and September 30, 2000                         1

            Consolidated Statements of Income
            For Three Months Ended December 31, 2000 and 1999                2

            Consolidated Statements of Changes in Stockholders' Equity
            For Three Months Ended December 31, 2000 and 1999                3

            Consolidated Statements of Cash Flows
            For Three Months Ended December 31, 2000 and 1999                4

            Notes to Unaudited Consolidated Financial Statements           5-6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Operating Results                                         7-10

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               11

Item 2.     Changes in Securities and Use of Proceeds                       11

Item 3.     Defaults Upon Senior Securities                                 11

Item 4.     Submission of Matters to a Vote of Security Holders             11

Item 5.     Other Information                                               11

Item 6.     Exhibits and Reports on Form 8-K                                11


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


Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                  December 31, 2000 and September 30, 2000
                  ----------------------------------------


                                                           December 31,    September 30,
                                                               2000            2000
                                                           ------------    -------------
                                                           (Unaudited)      (Unaudited)


ASSETS
------
Cash and due from banks                                    $  3,220,983     $  3,450,297
Federal funds sold                                            3,934,696        3,380,176
                                                           -----------------------------
      Total cash and cash equivalents                         7,155,679        6,830,473
Investments in available-for-sale securities
 (at fair value)                                              8,078,724        7,807,742
Investments in held-to-maturity securities
 (fair values of $8,399,071 as of December
 31, 2000 and $10,781,002 as of September 30,
 2000)                                                        8,371,002       10,776,000
Federal Home Loan Bank stock, at cost                           720,700          720,700
Loans, net                                                  107,171,746      105,731,509
Premises and equipment                                        1,974,544        1,991,077
Accrued interest receivable                                     752,359          750,690
Cooperative Central Bank Reserve Fund Deposit                   395,395          395,395
Other assets                                                    564,172          460,301
                                                           -----------------------------
      Total assets                                         $135,184,321     $135,463,887
                                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                      $ 13,377,140     $ 14,243,255
  Interest-bearing                                           96,104,168       98,130,985
                                                           -----------------------------
      Total deposits                                        109,481,308      112,374,240
Securities sold under agreements to repurchase                  531,274          863,943
Advances from Federal Home Loan Bank of Boston                6,774,302        3,851,961
Other liabilities                                               348,931          327,680
                                                           -----------------------------
      Total liabilities                                     117,135,815      117,417,824
                                                           -----------------------------
Minority preferred stockholders' equity in a
 subsidiary company of Falmouth Cooperative Bank                 54,000           54,000
                                                           -----------------------------

Stockholders' equity:
Preferred stock, par value $.01 per share,
 authorized 500,000 shares; none issued
Common stock, par value $.01 per share,
 authorized 2,500,000 shares; issued
 1,454,750 shares                                                14,547           14,547
Paid-in capital                                              13,935,289       13,901,452
Retained earnings                                            11,920,638       11,669,877
Unallocated Employee Stock Ownership Plan shares               (455,622)        (477,668)
Treasury stock (430,912 shares as of December 31, 2000;
 418,912 shares as of September 30, 2000)                    (7,021,473)      (6,850,722)
Unearned compensation                                          (291,097)        (291,097)
Accumulated other comprehensive income (loss)                  (107,776)          25,674
                                                           -----------------------------
      Total stockholders' equity                             17,994,506       17,992,063
                                                           -----------------------------
      Total liabilities and stockholders' equity           $135,184,321     $135,463,887
                                                           =============================


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Three Months Ended December 31, 2000 and 1999
                ---------------------------------------------


                                                     2000           1999
                                                     ----           ----
                                                 (Unaudited)    (Unaudited)

Interest and dividend income:
  Interest and fees on loans                     $2,059,439     $1,532,873
  Interest and dividends on securities:
    Taxable                                         245,674        282,995
    Dividends on marketable equity securities        30,745         24,445
    Dividends on Cooperative Bank Investment
     and Liquidity Funds                              7,745         12,347
    Other interest                                   52,558         64,426
                                                 -------------------------
      Total interest and dividend income          2,396,161      1,917,086
                                                 -------------------------

Interest expense:
  Interest on deposits                            1,061,582        764,967
  Interest on securities sold under agreement
   to repurchase                                     13,172         11,146
  Interest on Federal Home Loan Bank advances        51,384         85,654
                                                 -------------------------
         Total interest expense                   1,126,138        861,767
                                                 -------------------------
      Net interest and dividend income            1,270,023      1,055,319
Provision for loan losses                            85,000         12,000
                                                 -------------------------
      Net interest income after provision
       for loan losses                            1,185,023      1,043,319
                                                 -------------------------

Other income:
  Service charges on deposit accounts                37,895         36,838
  Securities gains, net                              75,724         95,143
  Gains on mortgages sold, net                       17,862          1,711
  Other income                                       76,043         66,431
                                                 -------------------------
      Total other income                            207,524        200,123
                                                 -------------------------

Other expense:
  Salaries and employee benefits                    437,262        405,607
  Occupancy expense                                  47,042         48,278
  Equipment expense                                  44,132         39,116
  Data processing expense                            71,505         58,287
  Directors' fees                                    14,900         13,250
  Legal and professional fees                        70,602         65,473
  Other expenses                                    175,356        145,093
                                                 -------------------------
      Total other expenses                          860,799        775,104
                                                 -------------------------

      Income before income taxes                    531,748        468,338
Income taxes                                        188,563        191,882
                                                 -------------------------
      Net income                                 $  343,185     $  276,456
                                                 =========================

Comprehensive income                             $  209,735     $  269,597
                                                 =========================

Earnings per common share                        $     0.35     $     0.26
                                                 =========================
Earnings per common share, assuming dilution     $     0.35     $     0.24
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


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                    Three Months Ended December 31, 2000
                    ------------------------------------
                                 (Unaudited)


                                                                 Unallocated
                                                                   Employee
                                                                    Stock                                Accumulated
                                                                  Ownership                                 Other
                               Common     Paid-In     Retained       Plan        Treasury    Unearned    Comprehensive
                               Stock      Capital     Earnings      Shares         Stock    Compensation  Income(Loss)    Total
                               ------     -------     --------   -----------     --------   ------------ -------------    -----

Balance, September 30, 2000    $14,547  $13,901,452  $11,669,877  $(477,668)  $(6,850,722)  $(291,097)   $  25,674     $17,992,063
Employee Stock Ownership Plan                 8,236                                                                          8,236
ESOP shares released                                                 22,046                                                 22,046
Recognition and retention plan               27,357                                                                         27,357
Purchase of treasury stock                                                       (180,532)                                (180,532)
Exercise of stock options and
 related tax benefit                         (1,756)                                9,781                                    8,025
Dividends declared ($.09 per
 share)                                                  (92,424)                                                          (92,424)
Comprehensive income:
  Net income                                             343,185
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                    (133,450)
    Comprehensive income                                                                                                   209,735
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $14,547  $13,935,289  $11,920,638  $(455,622)  $(7,021,473)  $(291,097)   $(107,776)    $17,994,506
                               ===================================================================================================


                    Three Months Ended December 31, 1999
                    ------------------------------------
                                 (Unaudited)

Balance, September 30, 1999    $14,547  $13,907,812  $10,818,456  $(565,853)  $(4,600,671)  $(443,284)   $128,446      $19,259,453
Employee Stock Ownership Plan                10,858           60                                                            10,918
ESOP shares released                                                 22,046                                                 22,046
Recognition and retention plan               27,654                                                                         27,654
Purchase of treasury stock                                                     (1,973,155)                              (1,973,155)
Exercise of stock options and
 related tax benefit                         (1,526)                               13,078                                   11,552
Dividends declared ($.07 per
 share)                                                  (79,159)                                                          (79,159)
Comprehensive income:
  Net income                                             276,456
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     (6,859)
    Comprehensive income                                                                                                   269,597
                               ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999     $14,547  $13,944,798  $11,015,813  $(543,807)  $(6,560,748)  $(443,284)   $121,587      $17,548,906
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


                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                    -------------------------------------

            For the Three Months Ended December 31, 2000 and 1999
            -----------------------------------------------------


                                                                     2000           1999
                                                                     ----           ----
                                                                 (Unaudited)    (Unaudited)

Cash flows from operating activities
  Net income                                                     $   343,185    $   276,456
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gains on sales of investment securities, net                   (75,724)       (95,143)
      Accretion of investment securities, net                         (4,861)       (19,129)
      Provision for loan loss                                         85,000         12,000
      Change in unearned income                                      (10,496)       (11,062)
      Net gains on sales of loans                                    (17,862)        (1,711)
      Depreciation and amortization                                   43,984         42,493
      (Increase) decrease in accrued interest receivable              (1,669)       185,260
      (Increase) decrease in other assets                            (14,905)        18,025
      Recognition and retention plan (RRP)                            27,357         27,654
      Increase in other liabilities                                   21,251        125,290
                                                                 --------------------------
Net cash provided by operating activities                            395,260        560,133
                                                                 --------------------------

Cash flows from investing activities
  Purchases of available-for-sale securities                      (1,106,107)      (730,009)
  Proceeds from sales of available-for-sale securities               155,623        825,010
  Proceeds from maturities of available-for-sale securities          525,597      4,691,779
  Purchases of held-to-maturity securities                          (983,176)      (995,004)
  Proceeds from maturities of held-to-maturity securities          3,400,247      2,262,124
  Net increase in loans                                           (3,942,300)    (3,254,243)
  Proceeds from sales of loans                                     2,445,422         61,711
  Capital expenditures                                               (27,451)       (27,949)
                                                                 --------------------------
  Net cash provided by investing activities                          467,855      2,833,419
                                                                 --------------------------

Cash flows from financing activities:
  Net decrease in demand deposits, NOW and savings accounts       (4,514,089)    (3,135,966)
  Net increase in time deposits                                    1,621,157      1,681,993
  Net increase (decrease) in securities sold under agreements
   to repurchase                                                    (332,669)       339,121
  Proceeds from Federal Home Loan Bank long-term advances          2,000,000      5,000,000
  Repayments of Federal Home Loan Bank long-term advances            (20,659)    (5,019,464)
  Net change in Federal Home Loan Bank short-term advances           943,000        283,000
  Proceeds from exercise of stock options                              8,025         11,552
  Dividends paid                                                     (92,424)       (79,159)
  Employee Stock Ownership Plan                                        8,236         10,858
  Unallocated ESOP shares released                                    22,046         22,046
  Purchase of treasury stock                                        (180,532)    (1,973,155)
                                                                 --------------------------
  Net cash used in financing activities                             (537,909)    (2,859,174)
                                                                 --------------------------

Increase in cash and cash equivalents                                325,206        534,378
Cash and cash equivalents at beginning of period                   6,830,473      7,277,359
                                                                 --------------------------
Cash and cash equivalents at end or period                       $ 7,155,679    $ 7,811,737
                                                                 ==========================

Supplemental disclosures
  Interest paid                                                  $ 1,126,138    $   861,767
  Income taxes paid                                                   57,920        130,200


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2000. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to generally accepted accounting principles and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2000 Annual Report contained on Form 10-KSB.

      Management is required to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Impact of New Accounting Standard

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

      Note 4 - Earnings per Share

      EPS for the three months ended December 31, 2000 and 1999 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators in the calculation of basic and diluted per share are as follows:


                                                          Income          Shares        Per-Share
                                                        (Numerator)    (Denominator)     Amount
                                                        -----------    -------------    ---------

Three Months Ended December 31, 2000
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $343,185          982,778        $0.35
  Effect of dilutive securities options and warrants                         5,630
                                                         -------------------------
Diluted EPS
-----------
  Income available to common stockholders                $343,185          988,408        $0.35
                                                         =========================

Three Months Ended December 31, 1999
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $276,456        1,073,376        $0.26
  Effect of dilutive securities options and warrants                        59,851
                                                         -------------------------
Diluted EPS
-----------
  Income available to common stockholders                $276,456        1,133,227        $0.24
                                                         =========================

      Note 5 - Dividends

      On November 21, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share of common stock, which was paid to stockholders of record on December 21, 2000.

      Note 6 - Recent Developments

      During the quarter ended December 31, 2000 the Company repurchased 12,600 shares of its common stock. The Company released 600 shares due to exercised employee stock options. At December 31, 2000, the Company had 430,912 treasury shares.

      Effective December 17, 1999, the Falmouth Co-operative Bank established a subsidiary, Falmouth Capital Corporation, a Real Estate Investment Trust, as part of managing its tax plan.

Part I. Item 2.            Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At December 31, 2000, there were 1,023,838 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

Comparison of Financial Condition at December 31, 2000 and September 30, 2000.

      The Company's total assets decreased by $280,000 or 0.2% for the three months ended December 31, 2000, from $135.5 million at September 30, 2000 to $135.2 million at December 31, 2000. Total deposits decreased $2.9 million or 2.6%, from $112.4 million at September 30, 2000 to $109.5 million at December 31, 2000. This decrease was due, in part to withdrawals from retail checking, commercial checking, and regular savings accounts during the period. Total net loans were $107.2 million or 97.9% of total deposits at December 31, 2000, as compared to $105.7 million or 94.1% of total deposits at September 30, 2000, representing an increase of $1.4 million for the quarter. This increase is due, in part, to the continued strong local real estate market driving single-family loan originations and the Bank's commitment to increase market share. Investment securities were $17.2 million or 12.7% of total assets at December 31, 2000, as compared to $19.3 million or 14.3% of total assets at September 30, 2000. Investment securities decreased $2.1 million due, in part, to cash flows to fund loans, as well as retail checking, commercial checking, and regular savings account withdrawals.

      Borrowed funds from the Federal Home Loan Bank of Boston increased from $3.9 million at September 30, 2000 to $6.8 million at December 31, 2000. The increase of $2.9 million was utilized, primarily to fund residential loan originations, and to a certain extent to fund savings withdrawals, while allowing several securities maturities to be reinvested.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) decreased from $864,000 at September 30, 2000 to $531,000 at December 31, 2000. The decrease was attributed to the increased seasonal liquidity needs of selected commercial deposit accounts at December 31, 2000.

      Stockholders' equity was $18.0 million at December 31, 2000, and September 30, 2000. The components of stockholders equity changed as a result of an increase in retained earnings of $251,000, which was offset, in part, by an increase in treasury shares purchased of $170,000 under the Company's stock repurchase programs and an increase in the unrealized accumulated comprehensive loss in securities of $134,000. The ratio of stockholders equity to total assets was 13.31% at December 31, 2000, and the book value per share of common stock was $17.58, compared to 13.28% and $17.37, respectively, at September 30, 2000.

      The ratio of the allowance for loan losses to total loans was .78% at December 31, 2000. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank added $85,000 to the allowance during the three month period ended December 31, 2000. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

      Net Income. The Company's net income for the three months ended December 31, 2000 was $343,000 as compared to $276,000 on December 31, 1999. The increase in net income of $67,000 was primarily due to an increase in other income of $8,000, a decrease in income taxes of $3,000, and an increase in interest and dividend income of $479,000, offset, in part, with an increase in the provision for loan losses of $73,000, an increase in other expenses of $86,000 and an increase in interest expense of $264,000. The annualized return on average assets (ROA) for the three months ended December 31, 2000 was 1.02%, an increase of 8 basis points, as compared to 0.94% for the same period of the prior year. Interest and dividend income increased, primarily, as the result of increased residential lending activity during the year.

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2000 was $2.4 million, an increase of $479,000, as compared to $1.9 million for the three month period ended December 31,1999. The increase was attributable to an increase in interest and fees on loans of $527,000, which was offset, in part, by a decrease in dividends on securities and other interest of $48,000.

      Interest Expense. Total interest expense for the three months ended December 31, 2000 was $1.1 million, as compared to $862,000 for the same period of the prior year, an increase if $264,000. The increase in interest expense is primarily due to an $18.0 million growth in savings deposits for the twelve months ended December 31, 2000.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended December 31, 2000 was $1.3 million as compared to $1.1 million for the three months ended December 31, 1999. The increase of $215,000 was the result of a $479,000 increase in interest and dividend income, offset by a $264,000 increase in interest expense. The net interest margin for the three months ended December 31, 2000 was 4.01%, an increase of 17 basis points, as compared to 3.84% for the three months ended December 31, 1999. The increase in net interest margin was primarily the result of an increase in interest income.

      Provision for Loan Losses. The Bank added $85,000 to its allowance for loan losses during the quarter ended December 31, 2000, as compared to $12,000 for the quarter ended December 31, 1999. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. As of December 31, 2000, the Bank had no loans classified as doubtful or loss.

      Other Income. Other income for the three-month period ended December 31, 2000 was $208,000, as compared to $200,000 for the three months ended December 31, 1999. The $8,000 increase was primarily the result of an increase in service charge income of $1,000, an increase in net gains on the sale of mortgages of $16,000 and an increase in other income of $10,000. This was offset, in part, by a decrease in net gains realized from the sale of investment securities of $19,000.

      Operating Expenses. Operating expenses for the three months ended December 31, 2000 were $861,000, as compared to $775,000 for the three months ended December 31, 1999. The $86,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $32,000, an increase in equipment expense of $5,000, an increase in data processing expense of $13,000, an increase in directors' fees of $2,000, an increase in legal and professional costs of $5,000, and an increase in other expenses of $30,000, combined with a decrease in occupancy expense of $1,000. The annualized ratio of operating expenses to average total assets for the three months ended December 31, 2000 was 2.57, as compared to 2.63% for the three-month period ended December 31, 1999, a decrease of 6 basis points. Data processing expense increased as a result of the addition of two ATMs to the Bank's electronic financial services network. Other operating expenses increased, in part, due to the formation of the Bank's subsidiary, Falmouth Capital Corporation, a Real Estate Investment Trust.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 2000 was 20.02%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 2000, regulatory liquidity totaled $23.1 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At December 31, 2000, the Bank had outstanding advances from the FHLB of Boston in the amount of $6.8 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 2000, the Bank had $3.2 million in outstanding residential and commercial commitments to originate loans, as well as $17.2 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit that are scheduled to mature in one year or less totaled $45.8 million at December 31, 2000. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 2000 the Bank exceeded all of its regulatory capital requirements.


                              OTHER INFORMATION

Part II.

Item 1.     Legal Proceedings
                  None

Item 2.     Changes in Securities and Use of Proceeds
                  None

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K
                  None

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


Date:  January 31, 2001                By: /s/ Santo P. Pasqualucci
       ----------------------              ------------------------
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer


Date:  January 31, 2001                By: /s/ George E. Young, III
       ----------------------              ------------------------
                                           George E. Young, III
                                           Vice President and Chief
                                           Financial Officer