Form 10KSB/A
period 2000-09-20
FALMOUTH BANCORP INC
filed 2001-03-12
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                FORM 10-KSB/A
                               Amendment No.1

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

Transitional Small Business Disclosure Format (check one):
Yes  [ ]      No [X]

Explanatory Note
----------------

This Form 10-KSB/A is being amended to update the provision for loan losses discussion for the year ended September 30, 2000 as compared to the year ended September 30, 1999 and to update the allowance for loan losses paragraph in Note 2 to the Notes to Consolidated Financial Statements. No other changes have been made to this Form 10-KSB.

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

      (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

            3.1   Certificate of Incorporation of Falmouth Bancorp, Inc.(1)
            3.2   By-laws of Falmouth Bancorp, Inc.(1)
            4.3   Specimen Stock Certificate of Falmouth Bancorp, Inc.(1).
            10.1  1997 Stock Option Plan for Outside Directors, Officers and
                  Employees of Falmouth Bancorp, Inc.(1)
            10.2  Amendments to 1997 Stock Option Plan for Outside
                  Directors, Officers and Employees of Falmouth Bancorp,
                  Inc.(2)
            10.3  1997 Recognition and Retention Plan for Outside Directors,
                  Officers and Employees of Falmouth Bancorp, Inc.(1)
            10.4  Agreement and Plan of Reorganization by and among Falmouth
                  Co-operative Bank and Falmouth Bancorp, Inc., dated
                  November 25, 1997 (1)
            10.5  Employment Agreement by and between Falmouth Co-operative
                  Bank and Santo P. Pasqualucci.(2)
            10.6  Employment Agreement by and between Falmouth Co-operative
                  Bank and George E. Young III.(2)
            10.7  Falmouth Co-operative Bank Employee Stock Ownership
                  Plan.(1)
            10.8  Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)
            13    Annual Report to Stockholders for the Year Ended
                  September 30, 2000.
            21    Subsidiaries of the Registrant.(2)

[FN]
--------------------
<F1>  Incorporated herein by reference Registration Statement on Form S-4
      (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
<F2>  Incorporated herein by reference Registration Statement on Form 10-KSB for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 22, 2000.

*     Filed in electronic format only.

      (c)   Reports on Form 8-K.

            None.

Forward Looking Statements
--------------------------

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


                                       FALMOUTH BANCORP, INC.


                                       By: /s/ George E. Young, III
                                           ------------------------
                                           George E. Young, III
                                           Vice President and Chief
                                           Financial Officer

Date:    March 9, 2001