Form 10QSB/A
period 2000-12-31
FALMOUTH BANCORP INC
filed 2001-03-12
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ______________________

                                FORM 10-QSB/A
                               Amendment No.1

                                 (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to________to___________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                              Yes X     No-----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                Outstanding at
            Class               December 31. 2000
            -----               -----------------
Common Stock, Par Value $.01        1,023,838

               Transitional small business disclosure format:
                              Yes     No X

Explanatory Note
----------------

This Form 10-QSB/A for the quarter ended December 31, 2000 is being amended to update the discussion for the provision for loan losses in Management's Discussion and Analysis of Financial Conditions and Operating Results. No other changes have been made to this Form 10-QSB.

Forward Looking Statements
--------------------------

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

      Provision for Loan Losses. The Bank added $85,000 to its allowance for loan losses during the quarter ended December 31, 2000, as compared to $12,000 for the quarter ended December 31, 1999. Management believes that, although the allowance is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The portfolio expanded from $83.7 million at December 31, 1999, to $107.2 million at December 31, 2000, an increase of 28.1%. The allowance for loan losses at December 31, 1999 was $581,000 as compared to $840,000 at December 31, 2000, an increase of $259,000 or 44.6%. The increase of the allowance was disportionate to the increase in total loans due to an increase in commercial loans totaled $2.7 million and $3.7 million at December 31, 1999 and December 31, 2000 respectively, an increase of 37.0%,and management's desire increase the loan loss allowance as a percentage of total loans. This increase will better align the Bank's allowance with its peer group. As of December 30, 2000, the Bank had no loans classified doubtful or loss and its allowance for loan losses was 0.78% of total loans. At December 31, 1999 the allowance to total loans was 0.70%.

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