Form 10QSB
period 2001-03-31
FALMOUTH BANCORP INC
filed 2001-05-09
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             -------------------

                                 FORM 10-QSB

                                 (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                     OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                                    Outstanding at
           Class                                    March 31, 2001
           -----                                    --------------

Common Stock, Par Value $.01                           1,023,838

               Transitional small business disclosure format:
                          Yes  [ ]          No  [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION                                       Page

Item 1     Financial Statements

           Consolidated Balance Sheets
           March 31, 2001 and September 30, 2000                          1

           Consolidated Statements of Income
           For Three and Six Months Ended March 31, 2001 and 2000         2

           Consolidated Statements of Changes in Stockholders' Equity
           For Six Months Ended March 31, 2001 and 2000                   3

           Consolidated Statements of Cash Flows
           For Six Months Ended March 31, 2001 and 2000                   4

           Notes to Unaudited Consolidated Financial Statements         5-7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Operating Results                             8-12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                             13

Item 2.    Changes in Securities and Use of Proceeds                     13

Item 3.    Defaults Upon Senior Securities                               13

Item 4.    Submission of Matters to a Vote of Security Holders           13

Item 5.    Other Information                                             13

Item 6.    Exhibits and Reports on Form 8-K                              13

============================================================================
FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: general and local economic conditions; changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Any or all of our forward-looking statements in this Form 10-QSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.
============================================================================

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                    March 31, 2001 and September 30, 2000

                                 (unaudited)

                                               March 31,       September 30,
                                                 2001              2000
                                               ---------       -------------

ASSETS
Cash and due from banks                      $  3,508,722      $  3,450,297
Federal funds sold                              1,546,016         3,380,176
                                             ------------------------------
      Total cash and cash equivalents           5,054,738         6,830,473
Investments in available-for-sale
 securities (at fair value)                     9,262,351         7,807,742
Investments in held-to-maturity securities
 (fair values of $8,435,455 as of
 March 31, 2001 and $10,781,002 as of
 September 30, 2000)                            8,397,157        10,776,000
Federal Home Loan Bank stock, at cost             878,000           720,700
Loans, net                                    111,361,645       105,731,509
Premises and equipment                          1,938,934         1,991,077
Accrued interest receivable                       821,610           750,690
Cooperative Central Bank Reserve Fund
 Deposit                                          395,395           395,395
Other assets                                      627,262           460,301
                                             ------------------------------
      Total Assets                           $138,737,092      $135,463,887
                                             ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                        $ 13,630,411      $ 14,243,255
  Interest-bearing                             97,632,984        98,130,985
                                             ------------------------------
      Total deposits                          111,263,395       112,374,240
Securities sold under agreements to
 repurchase                                       761,276           863,943
Advances from Federal Home Loan Bank of
 Boston                                         8,310,201         3,851,961
Other liabilities                                 184,446           327,680
                                             ------------------------------
      Total Liabilities                       120,519,318       117,417,824
                                             ------------------------------
Minority preferred  stockholders' equity
 in a subsidiary company                           54,000            54,000
                                             ------------------------------
Stockholders' equity:
  Preferred stock, par value $.01 per
   share, authorized 500,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 2,500,000 shares;
   issued 1,454,750 shares                         14,547            14,547
  Paid-in capital                              13,825,289        13,901,452
  Retained earnings                            12,135,982        11,669,877
  Unallocated Employee Stock Ownership
   Plan shares                                   (433,576)         (477,668)
  Treasury stock (430,912 shares  as of
   March 31, 2001; 418,912 shares as of
   September 30, 2000)                         (7,021,473)       (6,850,722)
  Unearned compensation                          (140,541)         (291,097)
  Accumulated other comprehensive income
   (loss)                                        (216,454)           25,674
                                             ------------------------------
      Total stockholders' equity               18,163,774        17,992,063
                                             ------------------------------
      Total liabilities and stockholders'
       equity                                $138,737,092      $135,463,887
                                             ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                 (unaudited)

                                                     Three Months Ended              Six Months Ended
                                                 --------------------------      --------------------------
                                                  March 31,       March 31,       March 31,       March 31,
                                                    2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------

Interest and dividend income:
  Interest and fees on loans                     $2,089,807      $1,616,717      $4,149,246      $3,149,589
Interest and dividends on securities:
  Taxable                                           218,700         245,232         464,374         528,227
  Dividends on marketable equity securities          26,418          25,802          57,163          50,247
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                7,672           7,717          15,417          20,065
  Other interest                                     42,491          54,636          95,049         119,062
                                                 ----------------------------------------------------------
      Total interest and dividend income          2,385,088       1,950,104       4,781,249       3,867,190
                                                 ----------------------------------------------------------
Interest expense:
  Interest on deposits                            1,050,147         787,216       2,111,729       1,552,183
  Interest on securities sold under
   agreement to repurchase                           11,003          13,373          24,175          24,519
  Interest on FHLB advances                          91,541          73,237         142,925         158,892
                                                 ----------------------------------------------------------
      Total interest expense                      1,152,691         873,826       2,278,829       1,735,594
                                                 ----------------------------------------------------------
      Net interest and dividend income            1,232,397       1,076,278       2,502,420       2,131,596
  Provision for loan losses                          30,000          18,000         115,000          30,000
                                                 ----------------------------------------------------------
      Net interest income after provision
       for loan losses                            1,202,397       1,058,278       2,387,420       2,101,596
                                                 ----------------------------------------------------------
Other income:
  Service charges on deposit accounts                34,964          28,940          72,859          65,779
  Securities gains, net                              77,953         125,564         153,677         220,708
  Gains (losses) on mortgages sold, net              (1,532)              -          16,330           1,711
  Other income                                       59,854          45,451         135,897         111,882
                                                 ----------------------------------------------------------
      Total other income                            171,239         199,955         378,763         400,080
                                                 ----------------------------------------------------------
Other expense:
  Salaries and employee benefits                    464,938         425,531         902,200         831,138
  Occupancy expense                                  50,349          49,385          97,391          97,663
  Equipment expense                                  42,568          41,727          86,700          80,842
  Data processing expense                            76,676          63,949         148,181         122,237
  Directors' fees                                    13,650          12,050          28,550          25,300
  Legal and professional fees                        64,704          66,770         135,306         132,243
  Other expenses                                    164,602         200,536         339,958         345,630
                                                 ----------------------------------------------------------
      Total other expenses                          877,487         859,948       1,738,286       1,635,053
                                                 ----------------------------------------------------------
      Income before income taxes                    496,149         398,285       1,027,897         866,623
  Income taxes                                      178,475         136,903         367,038         328,785
                                                 ----------------------------------------------------------
      Net income                                 $  317,674      $  261,382      $  660,859      $  537,838
                                                 ==========================================================

Comprehensive income                             $  208,996      $  350,305      $  418,731      $  619,902
                                                 ==========================================================

Earnings per common share                        $     0.33      $     0.26      $     0.67      $     0.52
                                                 ==========================================================
Earnings per common share, assuming dilution     $     0.32      $     0.25      $     0.67      $     0.52
                                                 ==========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (unaudited)

                       Six months ended March 31, 2001

                                                                    Unallocated                           Accumulated
                                                                     Employee                                Other
                                                                      Stock                                 Compre-
                                                                     Ownership                              hensive
                                  Common    Paid-In      Retained      Plan       Treasury     Unearned     Income
                                  Stock     Capital      Earnings     Shares       Stock     Compensation   (loss)        Total
                                  ------    -------      --------   -----------   --------   ------------ -----------     -----

Balance, September 30, 2000      $14,547  $13,901,452  $11,669,877  $(477,668)  $(6,850,722)  $(291,097)    $ 25,674   $17,992,063
Employee Stock Ownership Plan                  20,449                                                                       20,449
ESOP shares released                                                   44,092                                               44,092
Recognition and retention plan                 57,457                                                                       57,457
Distribution of RRP shares                   (150,556)                                          150,556                          0
Purchase of treasury stock                                                         (180,532)                              (180,532)
Exercise of stock options and
 related tax benefit                           (3,513)                                9,781                                  6,268
Dividends declared ($0.19 per
 share)                                                   (194,754)                                                       (194,754)
Comprehensive income:
  Net income                                               660,859
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                      (242,128)
    Comprehensive Income                                                                                                   418,731
                                 --------------------------------------------------------------------------------------------------
Balance, March 31, 2001          $14,547  $13,825,289  $12,135,982  $(433,576)  $(7,021,473)  $(140,541)   $(216,454)  $18,163,774
                                 =================================================================================================

                       Six months ended March 31, 2000

                                                                    Unallocated                           Accumulated
                                                                     Employee                                Other
                                                                      Stock                                 Compre-
                                                                     Ownership                              hensive
                                  Common    Paid-In      Retained      Plan       Treasury     Unearned     Income
                                  Stock     Capital      Earnings     Shares       Stock     Compensation   (loss)        Total
                                  ------    -------      --------   -----------   --------   ------------ -----------     -----

Balance, September 30, 1999      $14,547  $13,907,812  $10,818,456  $(565,853)  $(4,600,671)  $(443,284)    $128,446   $19,259,453
Employee Stock Ownership Plan                  20,663           60                                                          20,723
ESOP shares released                                                   44,092                                               44,092
Recognition and retention plan                 57,483                                                                       57,483
Distribution of RRP shares                   (156,587)                                          156,587
Tax benefit from RRP
Purchase of treasury stock                                                       (2,112,473)                            (2,112,473)
Exercise of stock options and
 related tax benefit                           (1,526)                               13,078                                 11,552
Dividends declared ($0.15
 per share)                                               (163,074)                                                       (163,074)
Comprehensive income:
  Net income                                               537,838
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                        82,064
  Comprehensive Income                                                                                                     619,902
                                 --------------------------------------------------------------------------------------------------
Balance, March 31, 2000          $14,547  $13,827,845  $11,193,280  $(521,761)  $(6,700,066)  $(286,697)    $210,510   $17,737,658
                                 =================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                 Six Months Ended
                                                          ----------------------------
                                                            March 31,        March 31,
                                                              2001             2000
                                                            ---------        ---------

Cash flows from operating activities
  Net income                                              $   660,859      $   537,838
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on sales of investment securities, net            (153,677)        (220,708)
      Accretion of investment securities, net                  (1,582)         (29,906)
      Provision for loan loss                                 115,000           30,000
      Change in unearned income                                 8,652          (27,407)
      Gain on sales of loans                                  (16,330)          (1,711)
      Depreciation and amortization                            89,432           87,322
      (Increase) decrease in accrued interest
       receivable                                             (70,920)         117,444
      Increase  in other assets                                (5,542)          (4,491)
      Recognition and retention plan (RRP)                     57,457           57,483
      Decrease in other liabilities                          (143,234)         (49,592)
      Minority interest in subsidiary                               -           54,000
                                                          ----------------------------
  Net cash provided by operating activities                   540,115          550,272
                                                          ----------------------------

Cash flows from investing activities:
  Purchase of available-for-sale securities                (2,789,641)      (1,127,633)
  Proceeds from sales of available-for-sale securities        517,651        1,156,351
  Proceeds from maturities of available-for-sale
   securities                                                 550,717        6,432,052
  Purchase of held-to-maturity securities                  (4,636,256)      (2,986,154)
  Proceeds from maturities of held-to-maturity
   securities                                               7,033,475        4,515,409
  Purchase of Federal Home Loan Bank stock                   (157,300)               -
  Net increase in loans                                    (8,387,853)      (9,495,084)
  Proceeds from the sale of loans                           2,650,396          166,534
  Capital expenditures                                        (37,290)         (87,317)
                                                          ----------------------------
  Net cash used in investing activities                    (5,256,101)      (1,425,842)
                                                          ----------------------------

Cash flows from financing activities:
  Net (decrease) increase in demand deposits,
   NOW and savings accounts                                (4,569,271)       2,920,522
  Net increase in time deposits                             3,458,426        3,188,258
  Net (decrease) increase in securities sold under
   agreements to repurchase                                  (102,667)         246,496
  Proceeds from Federal Home Loan Bank long-term
   advances                                                 4,500,000        1,000,000
  Repayments of Federal Home Loan Bank long-term
   advances                                                (2,041,760)      (3,039,214)
  Net change in Federal Home Loan Bank short-term
   advances                                                 2,000,000           87,000
  Proceeds from exercise of stock options                       6,268           11,552
  Dividends paid                                             (194,754)        (163,074)
  Employee Stock Ownership Plan                                20,449           20,663
  Unallocated ESOP shares released                             44,092           44,092
  Purchase of treasury stock                                 (180,532)      (2,112,473)
                                                          ----------------------------
  Net cash provided by financing activities                 2,940,251        2,203,822
                                                          ----------------------------

(Decrease) increase in cash and cash equivalents           (1,775,735)       1,328,252
Cash and cash equivalents at beginning of period            6.830,473        7,277,360
                                                          ----------------------------
Cash and cash equivalents at end of period                $ 5,054,738      $ 8,605,612
                                                          ============================

Supplemental disclosures
  Interest paid                                           $ 2,278,829      $ 1,735,594
                                                          ============================
  Income taxes paid                                       $   434,470      $   256,838
                                                          ============================

The accompanying notes are an integral part of these consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

            Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation

      The consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2000. The results of operations for the three-month and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

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

Note 3 - Impact of New Accounting Standard

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the statement as of October 1, 2000. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, does not have a material effect on the Company's consolidated financial statements.

      FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This replaces SFAS No, 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

Note 4 - Earnings per Share

      EPS for the three months and six months ended March 31, 2001 and 2000 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators in the calculation of basic and diluted per share are as follows:

                                                              Income          Shares       Per Share
                                                            (Numerator)    (Denominator)     Amount
                                                            -----------    -------------   ---------

Three Months Ended March 31, 2001
Basic EPS
  Net income and income available to common stockholders      $317,674        975,829        $0.33
  Effect of dilutive securities options and warrants                           22,532
                                                              -----------------------
Diluted EPS
  Income available to common stockholders                     $317,674        998,361        $0.32
                                                              =======================

Three Months Ended March 31, 2000
Basic EPS
  Net income and income available to common stockholders      $261,382        996,525        $0.26
  Effect of dilutive securities options and warrants                           58,416
                                                              -----------------------
Diluted EPS
  Income available to common stockholders                     $261,382      1,054,941        $0.25
                                                              =======================

                                                              Income          Shares       Per Share
                                                            (Numerator)    (Denominator)     Amount
                                                            -----------    -------------   ---------

Six Months ended March 31, 2001
Basic EPS
  Net income and income available to common stockholders      $660,859        979,304        $0.67
  Effect of dilutive securities options and warrants                           14,081
                                                              -----------------------
Diluted EPS
  Income available to common stockholders                     $660,859        993,385        $0.67
                                                              =======================

Six Months Ended March 31, 2000
Basic EPS
  Net income and income available to common stockholders      $537,838      1,034,951        $0.52
  Effect of dilutive securities options and warrants                            7,792
                                                              -----------------------
Diluted EPS
  Income available to common stockholders                     $537,838      1,042,743        $0.52
                                                              =======================

Note 5 - Dividends

      On February 26, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 21, 2001 to stockholders of record on March 7, 2001.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 2001, there were 1,023,838 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

      The Company had average shares outstanding of 975,829 at March 31, 2001, as compared to 996,525 average shares outstanding at March 31, 2000. The Company has continued with its stock buy-back programs. At March 31, 2001, the Company had repurchased a total of 430,912 shares, or 29.62% of its common stock, leaving 1,023,838 shares issued and outstanding.

Comparison of Financial Condition at March 31, 2001 and September 30, 2000.

      The Company's total assets increased by $3.3 million or 2.4% for the six months ended March 31, 2001, from $135.5 million at September 30, 2000 to $138.7 million at March 31, 2001. Total deposits decreased $1.1 million or 1.0%, from $112.4 million at September 30, 2000 to $111.3 million at March 31, 2001. This decrease was due, in part to a general slow-down in the economy and to seasonal withdrawals from retail checking, commercial checking, and regular savings accounts during the period. Total net loans were $111.4 million or 100.0% of total deposits at March 31, 2001, as compared to $105.7 million or 94.1% of total deposits at September 30, 2000, representing an increase of $5.6 million for the period. This increase is due, in part, to existing lower mortgage rates and to the continued strong local real estate market driving single-family loan originations, as well as the Bank's commitment to increase market share. Investment securities were $18.5 million or 13.4% of total assets at March 31, 2001, as compared to $19.3 million or 14.3% of total assets at September 30, 2000. Investment securities decreased $767,000 due, in part, to cash flows to fund loans, as well as net retail checking, commercial checking, and regular savings account withdrawals.

      Borrowed funds from the Federal Home Loan Bank of Boston have increased from $3.9 million at September 30, 2000 to $8.3 million at March 31, 2001. The increase of $4.6 million was utilized to fund loans and savings withdrawals. Maturing securities, for the most part, were re-invested to maintain an adequate securities portfolio while using lower cost FHLB borrowings for current liquidity needs.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) decreased from $864,000 at September 30, 2000 to $761,000 at March 31, 2001. The decrease was attributed to the seasonal needs of our commercial demand deposit customers.

      Stockholders' equity was $18.2 million at March 31, 2001, as compared to $18.0 million at September 30, 2000, an increase of $172,000. This change was primarily the result of an increase in retained earnings of $466,000, which was off-set by additional treasury shares purchased of $171,000 under the Company's stock repurchase programs and a reduction in accumulated other
comprehensive income of $242,000.   The ratio of stockholders' equity to
total assets was 13.10% at March 31, 2001, and the book value per share of common stock was $17.74, compared to 13.28% and $17.37, respectively, at September 30, 2000.

      The ratio of the allowance for loan losses to total loans was .78% at March 31, 2001. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk within the portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for loan loss to total loan ratio. The Bank added $115,000 to the allowance during the six month period ended March 31, 2001. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

      Three Months Ended March 31, 2001 and 2000

      Net Income. The Company's net income for the three months ended March 31, 2001 was $318,000 as compared to $261,000 for the three months ended March 31, 2000. The increase in net income of $57,000 was primarily due to an increase in interest and dividend income of $435,000, off-set by an increase in interest expense of $279,000, an increase in the provision for loan losses of $12,000, a decrease in other income of $29,000, an increase in other expenses of $17,000 and an increase in income taxes of $42,000.
The annualized return on average assets (ROA) for the three months ended March 31, 2001 was 0.94%, an increase of 4 basis points, as compared to 0.90% for the same period of the prior year. Interest and dividend income increased, primarily, as the result of increased residential lending activity during the year. The increase in interest expense is primarily due to an $12.3 million growth in savings deposits for the twelve months ended March 31, 2001, as well as an increase in Federal Home Loan Bank advances of $4.8 million for the same period.

      Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2001 was $2.4 million, an increase of $435,000 as compared to $2.0 million for the three-month period ended March 31, 2000. The increase in interest and dividend income was attributable to the increase in the loan portfolio that provided an increase in interest and fees on loans of $473,000, which was off-set by a decrease in interest on debt securities and dividends on marketable equity securities of $26,000 and a decrease in other interest of $12,000.

      Interest Expense. Total interest expense for the three months ended March 31, 2001 was $1.2 million, as compared to $874,000 for the same period of the prior year, an increase of $279,000. This was the result of increased FHLB borrowings as well as slightly higher average interest rates during the period.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended March 31, 2001 was $1.2 million as compared to $1.1 million for the three months ended March 31, 2000. The increase of $156,000 was the result of a $435,000 increase in interest and dividend income, offset by a $279,000 increase in interest expense. The net interest margin for the three months ended March 31, 2001 was 3.84%, an increase of 12 basis points, as compared to 3.72% for the three months ended March 31, 2000. The increase in net interest margin was primarily the result of an increase in interest income.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan losses during the quarter ended March 31, 2001, as compared to $18,000 for the quarter ended March 31, 2000. Management believes that, although the allowance is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. Net loans expanded from $89.8 million at March 31, 2000, to $111.4 million at March 31, 2001, an increase of 24.1%. The allowance for loan losses at March 31, 2001 was $870,000 as compared to $598,000 at March 31, 2000, an increase of $272,000 or 45.5%. The increase of the allowance was disproportionate to the increase in total loans due to an increase in commercial loans that totaled $4.4 million and $3.7 million at March 31, 2001 and March 31, 2000 respectively, an increase of 18.9%, and management's desire to increase the loan loss allowance as a percentage of total loans. This increase will better align the Bank's allowance with its peer group. As of March 31, 2001, the Bank had no loans classified doubtful or loss and its allowance for loan losses was 0.78% of total loans.

      Other Income. Other income for the three-month period ended March 31, 2001 was $171,000, as compared to $200,000 for the three months ended March 31, 2000. The $29,000 decrease was primarily the result of a decrease in net gains on the sale of mortgages of $2,000 and a decrease in net gains realized from the sale of investment securities of $48,000. The decrease was offset, in part, by an increase in service charge income of $6,000 and an increase in other income of $15,000.

      Operating Expenses. Operating expenses for the three months ended March 31, 2001 were $877,000, as compared to $860,000 for the three months ended March 31, 2000. The $17,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $38,000, an increase in occupancy expense of $1,000, an increase in equipment expense of $1,000, an increase in data processing expense of $13,000, and an increase in Directors' fees of $2,000, offset by a decrease in legal and professional costs of $2,000 and a decrease in other expenses of $36,000. The annualized ratio of operating expenses to average total assets for the three months ended March 31, 2001 was 2.58%, as compared to 2.95% for the three-month period ended March 31, 2000, a decrease of 37 basis points. Data Processing expense increased as a result of the addition of two ATMs to the Bank's electronic financial services networks as well as other internal upgrades incurred. Other expenses decreased, in part, due to the up front cost related to the formation of the Real Estate Investment Trust, which was formed during the three months ended March 31, 2000.

      Six Months Ended March 31, 2001 and 2000

      Net Income. The Company's net income for the six months ended March 31, 2001 was $661,000 as compared to $538,000 at March 31, 2000, an increase of 22.9% or $123,000. Total interest and dividend income increased $914,000, or 23.6% due, primarily, to increased loan activity. This increase was off-set, in part, by increases in interest expense and operating costs. Security gains net, amounted to $154,000 for the six months ended March 31, 2001, as compared to $221,000 for six months ended March 31, 2000, a decrease of $67,000. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by investment securities and FHLB borrowings.

      Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2001 was $4.8 million, an increase of $914,000 as compared to $3.9 million for the six-month period ended March 31, 2000. The increase in interest and dividend income is attributable to growth in the loan portfolio that provided for an increase in interest and fee income of $1.0 million. This was offset by a decrease in income on investment securities of $57,000, a $5,000 decrease in dividends on the Co-operative Bank Investment Fund, and a decrease in other interest of $24,000. Management expects income derived from loan assets to continue to increase in the form of interest and fees on loans, with interest on investments remaining relatively constant as management strives to maintain its securities portfolio at its current level.

      Interest Expense. Interest expense for the six months ended March 31, 2001 was $2.3 million, including $143,000 in interest on FHLB advances, which is an increase of $543,000 from $1.7 million for the six months ended March 31, 2000. There was a $560,000 increase in interest on deposits and a $16,000 decrease in interest on borrowed funds. Additional FHLB borrowings may be utilized as an interim source of loan funding as interest expense on these funds remains low.

      Net Interest and Dividend Income. Net interest and dividend income for the six-month period ended March 31, 2001 was $2.5 million as compared to $2.1 million for the six months ended March 31, 2000. The net interest margin for the six months ended March 31, 2001 was 3.93%, an increase of 15 basis points as compared to 3.78% for the six months ended March 31, 2000. The annualized return on average assets (ROA) for the six-month period ended March 31, 2001 was 0.98%, an increase of 6 basis points, as compared to 0.92% for the same period of the prior year. The reason for the increase in the ROA was primarily due to the growth of the loan portfolio during the period.

      Provision for Loan Losses. The Bank added $115,000 to its allowance for loan loss account for the six months ended March 31, 2001, to compensate for the increase in the dollar growth of the loan portfolio. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Other income for the six-month period ended March 31, 2001 was $379,000 as compared to $400,000 for the six months ended March 31, 2000. The $21,000 decrease is primarily the result of a decrease of $67,000 in securities gains net, on the sale of investment securities taken during the six months ended March 31, 2001, as compared to $221,000 for the six
months ended March 31, 2000.   The period ended March 31, 2001 also showed
$16,000 in gains on the sale of loans as compared to $2,000 in gains on the sale of loans for the same period of the previous year. Other income increased $24,000 during the same six-month comparative periods.

      Operating Expenses. Operating expenses for the six months ended March 31, 2001 were $1.7 million as compared to $1.6 million for the six months ended March 31, 2000. The $103,000 increase was primarily due to an increase in salaries and employee benefits of $71,000, an increase in equipment expense of $6,000, and an increase in data processing expense of $26,000.
The ratio of annualized operating expenses to average total assets for the six months ended March 31, 2001 was 2.58% as compared to 2.79% for the six-month period ended March 31, 2000.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 2001 was 18.27%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 2001, regulatory liquidity totaled $21.4 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At March 31, 2001, the Bank had outstanding advances from the FHLB of Boston in the amount of $8.3 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At March 31, 2001, the Bank had $4.0 million in outstanding residential and commercial commitments to originate loans, as well as $16.3 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. At March 31, 2000, certificates of deposit that are scheduled to mature in one year or less totaled $46.9 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 2001 the Bank exceeded all of its regulatory capital requirements.

                              OTHER INFORMATION

Part II.

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders ("Meeting") on January 16, 2001. All of the proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

           1. Election of two candidates to the Board of Directors to serve for a three-year term.

           The number of votes cast with respect to this matter were as follows:

,CAPTION>
Nominee                          For          %      Withhold      %
-------                          ---          -      --------      -

John J. Lynch                  845,832      93.7      51,116      6.3
William E. Newton              848,995      94.0      48,953      6.0
Santo P. Pasqualucci           847,908      93.8      50,040      6.2

           2. Ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent public accountants for the fiscal year ending September 30, 2001.

        For          %      Against      %      Abstain      %
        ---          -      -------      -      -------      -

      891,898      78.3      2,700      0.3      3,350      0.3

      There were no broker non-votes with respect to the above proposals.

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

                                       FALMOUTH BANCORP, INC.
                                       (Registrant)


Date: May 3, 2001                      By:  /s/ Santo P. Pasqualucci
                                            -------------------------------
                                            Santo P. Pasqualucci
                                            President and Chief Executive
                                            Officer

Date: May 3, 2001                      By:  /s/ George E. Young, III
                                            -------------------------------
                                            George E. Young, III
                                            Vice President and Chief
                                            Financial Officer