Form 10QSB
period 2001-06-30
FALMOUTH BANCORP INC
filed 2001-08-14
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                             -------------------

                                 FORM 10-QSB

                                 (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                           Outstanding at
           Class                           June 30, 2001
           ----                            --------------

Common Stock, Par Value $.01                  1,012,807

               Transitional small business disclosure format:
                           Yes   [ ]      No   [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION                                          Page

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 2001 and September 30, 2000                              1

           Condensed Consolidated Statements of Income
           For Three and Nine Months Ended June 30, 2001 and 2000            2

           Condensed Consolidated Statements of Changes in Stockholders'
           Equity For Nine Months Ended June 30, 2001 and 2000               3

           Condensed Consolidated Statements of Cash Flows
           For Nine Months Ended June 30, 2001 and 2000                      4

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                      5-7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Operating Results                                          7-12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 2.    Changes in Securities and Use of Proceeds                        13

Item 3.    Defaults Upon Senior Securities                                  13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 5.    Other Information                                                13

Item 6.    Exhibits and Reports on Form 8-K                                 13

===============================================================================
FORWARD LOOKING STATEMENTS

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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    June 30, 2001 and September 30, 2000
                    ------------------------------------


                                                         June 31,      September 30,
                                                           2001             2000
                                                         --------      -------------
                                                       (unaudited)

ASSETS
------
Cash, due from banks, and interest bearing deposits    $  5,052,285    $  3,450,297
Federal funds sold                                        4,436,545       3,380,176
                                                       ------------    ------------
      Total cash and cash equivalents                     9,488,830       6,830,473
Investments in available-for-sale
 securities (at fair value)                               8,655,533       7,807,742
Investments in held-to-maturity securities
 (fair values of $8,441,115 as of
 June 30, 2001 and $10,781,002 as of
 September 30, 2000)                                      8,407,279      10,776,000
Federal Home Loan Bank stock, at cost                       878,000         720,700
Loans, net                                              115,949,684     105,731,509
Premises and equipment                                    1,943,486       1,991,077
Accrued interest receivable                                 774,056         750,690
Cooperative Central Bank Reserve Fund
 Deposit                                                    395,395         395,395
Other assets                                                634,487         460,301
                                                       ------------    ------------
      Total Assets                                     $147,126,750    $135,463,887
                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                  $ 15,893,656    $ 14,243,255
  Interest-bearing                                      104,097,134      98,130,985
                                                       ------------    ------------
      Total deposits                                    119,990,790     112,374,240
Securities sold under agreements to
 repurchase                                                 685,811         863,943
Advances from Federal Home Loan Bank of
 Boston                                                   7,789,045       3,851,961
Other liabilities                                           328,741         327,680
                                                       ------------    ------------
      Total Liabilities                                 128,794,387     117,417,824
                                                       ------------    ------------
Minority preferred stockholders' equity
 in a subsidiary company of
 Falmouth Co-operative Bank                                  54,000          54,000
                                                       ------------    ------------
Stockholders' equity:
  Preferred stock, par value $.01 per
   share, authorized 500,000 shares;
   none issued
  Common stock, par value $.01 per
   share, authorized 2,500,000 shares;
   issued 1,454,750 shares                                   14,547          14,547
  Paid-in capital                                        13,856,322      13,901,452
  Retained earnings                                      12,399,236      11,669,877
  Unallocated Employee Stock Ownership
   Plan shares                                             (411,530)       (477,668)
  Treasury stock (441,943 shares as of
   June 30, 2001; 418,912 shares as of
   September 30, 2000)                                   (7,203,701)     (6,850,722)
  Unearned compensation                                    (137,429)       (291,097)
  Accumulated other comprehensive income
   (loss)                                                  (239,082)         25,674
                                                       ------------    ------------
      Total stockholders' equity                         18,278,363      17,992,063
                                                       ------------    ------------
      Total liabilities and stockholders' equity       $147,126,750    $135,463,887
                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                 (unaudited)


                                                   Three Months Ended           Nine Months Ended
                                                ------------------------    ------------------------
                                                 June 30,      June 30,      June 30,      June 30,
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------

Interest and dividend income:
  Interest and fees on loans                    $2,147,048    $1,789,684    $6,296,294    $4,939,273
Interest and dividends on securities:
  Taxable                                          210,129       248,477       674,503       776,704
  Dividends on marketable equity securities         24,200        26,779        81,363        77,026
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                               7,378         7,806        22,795        27,871
  Other interest                                    51,228        54,426       146,277       173,488
                                                ----------    ----------    ----------    ----------
      Total interest and dividend income         2,439,983     2,127,172     7,221,232     5,994,362
                                                ----------    ----------    ----------    ----------
Interest expense:
  Interest on deposits                           1,019,785       872,725     3,131,514     2,424,908
  Interest on securities sold under
   agreement to repurchase                           7,193        14,948        31,368        39,467
  Interest on FHLB advances                        116,095        47,493       259,020       206,385
                                                ----------    ----------    ----------    ----------
      Total interest expense                     1,143,073       935,166     3,421,902     2,670,760
                                                ----------    ----------    ----------    ----------
      Net interest and dividend income           1,296,910     1,192,006     3,799,330     3,323,602
  Provision for loan losses                         30,000        74,000       145,000       104,000
                                                ----------    ----------    ----------    ----------
      Net interest income after provision
       for loan losses                           1,266,910     1,118,006     3,654,330     3,219,602
                                                ----------    ----------    ----------    ----------
Other income:
  Service charges on deposit accounts               39,084        30,898       111,943        96,677
  Securities gains, net                             39,340        81,103       193,017       301,811
  Gains (losses) on mortgages sold, net              1,116            --        17,446         1,711
  Other income                                      75,205        52,474       211,102       164,356
                                                ----------    ----------    ----------    ----------
      Total other income                           154,745       164,475       533,508       564,555
                                                ----------    ----------    ----------    ----------

Other expense:
  Salaries and employee benefits                   423,892       391,176     1,326,092     1,222,314
  Occupancy expense                                 51,124        58,280       148,515       155,943
  Equipment expense                                 47,305        46,206       134,005       127,048
  Data processing expense                           87,832        58,446       236,013       180,683
  Directors' fees                                   12,900        12,450        41,450        37,750
  Legal and professional fees                       49,849        79,481       185,155       211,724
  Other expenses                                   171,445       160,177       511,403       505,807
                                                ----------    ----------    ----------    ----------
      Total other expenses                         844,347       806,216     2,582,633     2,441,269
                                                ----------    ----------    ----------    ----------
      Income before income taxes                   577,308       476,265     1,605,205     1,342,888
  Income taxes                                     202,645       160,190       569,683       488,975
                                                ----------    ----------    ----------    ----------
      Net income                                $  374,663    $  316,075    $1,035,522    $  853,913
                                                ==========    ==========    ==========    ==========

Comprehensive income                            $  352,035    $  139,396    $  770,766    $  759,298
                                                ==========    ==========    ==========    ==========

Earnings per common share                       $     0.39    $     0.32    $     1.06    $     0.84
                                                ==========    ==========    ==========    ==========
Earnings per common share, assuming dilution    $     0.38    $     0.30    $     1.05    $     0.80
                                                ==========    ==========    ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------
                                 (unaudited)

                       Nine months ended June 30, 2001
                       -------------------------------


                                                                   Unallocated                            Accumulated
                                                                     Employee                                Other
                                                                      Stock                                 Compre-
                                                                    Ownership                               hensive
                                Common      Paid-In     Retained        Plan      Treasury   Unearned         Income
                                Stock       Capital     Earnings       Shares      Stock     Compensation     (Loss)        Total
                                ------      -------     --------    -----------   --------   ------------  -----------      -----

Balance, September 30, 2000     $14,547  $13,901,452  $11,669,877  $(477,668)  $(6,850,722)  $(291,097)   $  25,674    $17,992,063
Employee Stock Ownership Plan                 34,300                                                                        34,300
ESOP shares released                                                  66,138                                                66,138
Recognition and retention plan                82,759                                                                        82,759
Distribution of RRP shares                  (153,668)                                          153,668
Purchase of treasury stock                                                        (427,432)                               (427,432)
Exercise of stock options and
 related tax benefit                          (8,521)                               74,453                                  65,932
Dividends declared                                       (306,163)                                                        (306,163)
Comprehensive income:
  Net income                                            1,035,522
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     (264,756)
  Comprehensive Income                                                                                                     770,766
                                -------  -----------  -----------  ---------   -----------   ---------    ---------    -----------
Balance, June 30, 2001          $14,547  $13,856,322  $12,399,236  $(411,530)  $(7,203,701)  $(137,429)   $(239,082)   $18,278,363
                                =======  ===========  ===========  =========   ===========   =========    =========    ===========


                       Nine Months ended June 30, 2000
                       -------------------------------

                                                                   Unallocated                            Accumulated
                                                                     Employee                                Other
                                                                      Stock                                 Compre-
                                                                    Ownership                               hensive
                                Common      Paid-In     Retained        Plan      Treasury   Unearned         Income
                                Stock       Capital     Earnings       Shares      Stock     Compensation     (Loss)        Total
                                ------      -------     --------    -----------   --------   ------------  -----------      -----

Balance, September 30, 1999     $14,547  $13,907,812  $10,818,456  $(565,853)  $(4,600,671)  $(443,284)   $128,446     $19,259,453
Employee Stock Ownership Plan                 27,835           60                                                           27,895
ESOP shares released                                                  66,139                                                66,139
Recognition and retention plan                89,240                                                                        89,240
Distribution of RRP shares                  (156,587)                                          156,587
Adjust average balance of stock in RRP                                                          (4,400)                     (4,400)
Purchase of treasury stock                                                      (2,202,713)                             (2,202,713)
Exercise of stock options and
 related tax benefit                          (1,526)                               13,078                                  11,552
Dividends declared                                       (246,317)                                                        (246,317)
Comprehensive income:
  Net income                                              853,913
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     (94,615)
  Comprehensive Income                                                                                                     759,298
                                -------  -----------  -----------  ---------   -----------   ---------    --------     -----------
Balance, June 30, 2000          $14,547  $13,866,774  $11,426,112  $(499,714)  $(6,790,306)  $(291,097)   $ 33,831     $17,760,147
                                =======  ===========  ===========  =========   ===========   =========    ========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
              CCONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              ------------------------------------------------
                                 (Unaudited)


                                                                      Nine Months Ended
                                                                ----------------------------
                                                                  June 30,        June 30,
                                                                    2001            2000
                                                                  --------        --------

Cash flows from operating activities
  Net income                                                    $  1,035,522    $    853,913
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gain on sales of investment securities, net                   (193,017)       (301,811)
      Amortization (accretion) of investment securities, net           8,527         (31,383)
      Provision for loan loss                                        145,000         104,000
      Change in unearned income                                       80,206        (115,566)
      Gain on sales of loans                                         (17,446)         (1,711)
      Depreciation and amortization                                  139,253         138,119
      (Increase) decrease in accrued interest receivable             (23,366)         67,791
      Decrease (increase) in other assets                              2,318         (36,985)
      Recognition and retention plan (RRP)                            82,759          84,840
      Increase in other liabilities                                    1,061         144,161
      Minority interest in subsidiary                                     --          54,000
                                                                ------------    ------------
  Net cash provided by operating activities                        1,260,817         959,368
                                                                ------------    ------------

Cash flows from investing activities:
  Purchase of available-for-sale securities                       (4,165,129)     (1,311,029)
  Proceeds from sales of available-for-sale securities               841,009       1,350,993
  Proceeds from maturities of available-for-sale
   securities                                                      2,200,569       9,456,690
  Purchase of held-to-maturity securities                         (9,160,046)     (5,981,471)
  Proceeds from maturities of held-to-maturity
   securities                                                     11,547,756       4,849,625
  Purchase of Federal Home Loan Bank stock                          (157,300)             --
  Net increase in loans                                          (13,159,446)    (17,699,287)
  Proceeds from the sale of loans                                  2,733,511         166,534
  Capital expenditures                                               (91,661)       (113,344)
                                                                ------------    ------------
  Net cash used in investing activities                           (9,410,737)     (9,281,289)
                                                                ------------    ------------

Cash flows from financing activities:
  Net increase in demand deposits,
   NOW and savings accounts                                        1,719,498      10,950,471
  Net increase in time deposits                                    5,897,052       5,927,123
  Net (decrease) increase in securities sold under
   agreements to repurchase                                         (178,132)        161,442
  Proceeds from Federal Home Loan Bank long-term
   advances                                                        6,500,000       1,000,000
  Repayments of Federal Home Loan Bank long-term
   advances                                                       (4,562,916)     (3,059,119)
  Net change in Federal Home Loan Bank short-term
   advances                                                        2,000,000              --
  Proceeds from exercise of stock options                             65,932          11,552
  Dividends paid                                                    (306,163)       (246,317)
  Employee Stock Ownership Plan                                       34,300          27,895
  Unallocated ESOP shares released                                    66,138          66,139
  Purchase of treasury stock                                        (427,432)     (2,202,713)
                                                                ------------    ------------
  Net cash provided by financing activities                       10,808,277      12,636,473
                                                                ------------    ------------

Increase in cash and cash equivalents                              2,658,357       4,314,552
Cash and cash equivalents at beginning of period                   6,830,473       7,277,360
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  9,488,830    $ 11,591,912
                                                                ============    ============

Supplemental disclosures
  Interest paid                                                 $  3,421,902    $  2,670,760
                                                                ============    ============
  Income taxes paid                                             $    628,220    $    256,838
                                                                ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                                AND SUBSIDIARIES
                                ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2000. The results of operations for the three-month and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods.

      The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States of America and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2000 Annual Report contained on Form 10-KSB.

      Management is required to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Impact of New Accounting Standards

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

      FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This replaces SFAS No, 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Company has not yet quantified the remaining provisions effective in 2001; however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

      Statement of Financial Accounting Standards No. 141 improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

      Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

      Note 4 - Earnings per Share

      EPS for the three months and nine months ended June 30, 2001 and 2000 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators in the calculation of basic and diluted earnings per share are as follows:


                                                               Income          Shares       Per Share
                                                            (Numerator)    (Denominator)     Amount
                                                            -----------    -------------    ---------

Three Months Ended June 30, 2001
Basic EPS
---------
  Net income and income available to common stockholders     $  374,663        964,798        $0.39
  Effect of dilutive securities options and warrants                            21,633
                                                             ----------      ---------
Diluted EPS
-----------
  Income available to common stockholders                    $  374,663        986,431        $0.38
                                                             ==========      =========

Three Months Ended June 30, 2000
Basic EPS
---------
  Net income and income available to common stockholders     $  316,075        986,336        $0.32
  Effect of dilutive securities options and warrants                            54,685
                                                             ----------      ---------
Diluted EPS
-----------
  Income available to common stockholders                    $  316,075      1,041,021        $0.30
                                                             ==========      =========


                                                               Income          Shares       Per Share
                                                            (Numerator)    (Denominator)     Amount
                                                            -----------    -------------    ---------

Nine Months ended June 30, 2001
Basic EPS
---------
  Net income and income available to common stockholders     $1,035,522        974,468        $1.06
  Effect of dilutive securities options and warrants                            15,547
                                                             ----------      ---------
Diluted EPS
-----------
  Income available to common stockholders                    $1,035,522        990,015        $1.05
                                                             ==========      =========




Nine Months Ended June 30, 2000
Basic EPS
---------
  Net income and income available to common stockholders     $  853,913      1,018,746        $0.84
  Effect of dilutive securities options and warrants                            45,356
                                                             ----------      ---------
Diluted EPS
-----------
  Income available to common stockholders                    $  853,913      1,064,102        $0.80
                                                             ==========      =========


      Note 5 - Dividends

      On May 15, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per share of common stock, which was paid on June 20, 2001 to stockholders of record on June 6, 2001.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At June 30, 2001, there were 1,012,807 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a profitable community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has two subsidiaries, Falmouth Securities Corporation, a Massachusetts corporation which was established solely for the purpose of acquiring and holding investments that are permissible for banks to hold under Massachusetts law; and Falmouth Capital Corporation, a real estate investment trust.

      The Company had average shares outstanding of 964,798 at June 30, 2001, as compared to 986,336 average shares outstanding at June 30, 2000. The Company has continued with its stock buy-back programs. At June 30, 2001, the Company had repurchased a total of 441,943 shares, or 30.38% of its common stock, leaving 1,012,807 shares issued and outstanding.

Comparison of Financial Condition at June 30, 2001 and September 30, 2000.

      The Company's total assets increased by $11.6 million or 8.6% for the nine months ended June 30, 2001, from $135.5 million at September 30, 2000 to $147.1 million at June 30, 2001. Total deposits increased $7.6 million or 6.78%, from $112.4 million at September 30, 2000 to $120.0 million at June 30, 2001. This increase was due, in part, to consumers seeking safer havens with insured deposits as a result of the downturn in the stock markets, as well as a seasonal increase in deposits to retail checking, commercial checking, and regular savings accounts during the period. Total net loans were $116.0 million or 96.6% of total deposits at June 30, 2001, as compared to $105.7 million or 94.1% of total deposits at September 30, 2000, representing an increase of $10.3 million for the period. This increase is due, in part, to existing lower mortgage rates and to the moderately active local real estate market driving single-family loan originations, as well as the Bank's commitment to increase market share. Investment securities were $17.9 million or 12.2% of total assets at June 30, 2001, as compared to $19.3 million or 14.3% of total assets at September 30, 2000. Investment securities decreased $1.4 million due, in part, to fund loans.

      Borrowed funds from the Federal Home Loan Bank of Boston have increased from $3.9 million at September 30, 2000 to $7.8 million at June 30, 2001. The increase of $3.9 million was utilized to fund savings withdrawals in prior periods and to fund loans. During the period ended June 30, 2001, the Bank was active in refinancing maturing advances at lower rates, or paying them off. Maturing securities, for the most part, were re-invested to maintain an adequate securities portfolio while using lower cost FHLB borrowings for current liquidity needs.

      Securities sold under agreements to repurchase (sweep accounts for commercial depositors) decreased from $864,000 at September 30, 2000 to $686,000 at June 30, 2001. The decrease was attributed to the seasonal needs of our commercial demand deposit customers.

      Stockholders' equity was $18.3 million at June 30, 2001, as compared to $18.0 million at September 30, 2000, an increase of $286,000. This change was primarily the result of an increase in retained earnings of $729,000, which was off-set by additional treasury shares purchased of $353,000 under the Company's stock repurchase programs and a reduction in accumulated other comprehensive income of $265,000. The ratio of stockholders' equity to total assets was 12.42% at June 30, 2001, and the book value per share of common stock was $18.05, compared to 13.28% and $17.37, respectively, at September 30, 2000.

      The ratio of the allowance for loan losses to total loans was .77% at June 30, 2001. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk within the portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for loan loss to total loan ratio. The Bank added $145,000 to the allowance during the nine month period ended June 30, 2001. The Bank plans to continue to set aside additional specific reserves for commercial loans and large residential mortgages.

      Three Months Ended June 30, 2001 and 2000

      Net Income. The Company's net income for the three months ended June 30, 2001 was $375,000 as compared to $316,000 for the three months ended June 30, 2000. The increase in net income of $59,000 was primarily due to an increase in interest and dividend income of $313,000, offset by an increase in interest expense of $208,000, a decrease in the provision for loan losses of $44,000, a decrease in other income of $10,000, an increase in other expenses of $38,000 and an increase in income taxes of $42,000. The annualized return on average assets (ROA) for the three months ended June 30, 2001 was 1.05%, a decrease of 3 basis points, as compared to 1.08% for the same period of the prior year. Interest and dividend income increased, primarily, as the result of increased residential lending activity during the year. The increase in interest expense is primarily due to a $10.2 million growth in savings deposits for the twelve months ended June 30, 2001, as well as an increase in Federal Home Loan Bank advances of $4.4 million for the same period.

      Interest and Dividend Income. Total interest and dividend income for the three months ended June 30, 2001 was $2.4 million, an increase of $313,000 as compared to $2.1 million for the three-month period ended June 30, 2000. The increase in interest and dividend income was attributable to the increase in the loan portfolio that provided an increase in interest and fees on loans of $357,000, which was offset by a decrease in interest on debt securities and dividends on marketable equity securities of $41,000 and a decrease in other interest of $3,000.

      Interest Expense. Total interest expense for the three months ended June 30, 2001 was $1.1 million, as compared to $935,000 for the same period of the prior year, an increase of $208,000. This was the result of increased FHLB borrowings as well as interest payments on increased deposit volume during the period.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended June 30, 2001 was $1.3 million as compared to $1.2 million for the three months ended June 30, 2000. The increase of $105,000 was the result of a $313,000 increase in interest and dividend income, offset by a $208,000 increase in interest expense. The net interest margin for the three months ended June 30, 2001 was

3.87%, an increase of 9 basis points, as compared to 3.78% for the three months ended June 30, 2000. The increase in net interest margin was primarily the result of an increase in interest income.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan losses during the quarter ended June 30, 2001, as compared to $74,000 for the quarter ended June 30, 2000. Management believes that, although the allowance is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. Net loans expanded from $98.0 million at June 30, 2000, to $116.0 million at June 30, 2001, an increase of 18.3%. The allowance for loan losses at June 30, 2001 was $900,000 as compared to $672,000 at June 30, 2000, an increase of $228,000 or 33.9%. The increase of the allowance was disproportionate to the increase in total loans due to increased commercial loans, which are weighted more heavily, that totaled $14.9 million and $11.8 million at June 30, 2001 and 2000 respectively, an increase of 26.2%, and management's desire to increase the loan loss allowance as a percentage of total loans. This increase will better align the Bank's allowance with its peer group. As of June 30, 2001, the Bank had no loans classified doubtful or loss and its allowance for loan losses was 0.77% of total loans.

      Other Income. Other income for the three-month period ended June 30, 2001 was $155,000, as compared to $164,000 for the three months ended June 30, 2000. The $10,000 decrease was primarily the result of an increase in net gains on the sale of mortgages of $1,000 and a decrease in net gains realized from the sale of investment securities of $42,000. The decrease was offset, in part, by an increase in service charge income of $8,000 and an increase in other income of $23,000.

      Operating Expenses. Operating expenses for the three months ended June 30, 2001 were $844,000, as compared to $806,000 for the three months ended June 30, 2000. The $38,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $33,000, an increase in equipment expense of $1,000, an increase in data processing expense of $30,000, and an increase in other expenses of $11,000, offset by a decrease in legal and professional costs of $30,000 and a decrease in occupancy expense of $7,000. The annualized ratio of operating expenses to average total assets for the three months ended June 30, 2001 was 2.36%, as compared to 2.77% for the three-month period ended June 30, 2000, a decrease of 41 basis points. Data processing expense increased as a result of the upgrade in the Bank's web site and the anticipated August 2001 introduction of its Internet Banking and Bill Paying products. Other expenses increased, in part, due to costs related to the Bank's compliance with the consumer privacy provisions of the Gramm-Leach-Bliley Act.

      Nine months Ended June 30, 2001 and 2000

      Net Income. The Company's net income for the nine months ended June 30, 2001 was $1,036,000 as compared to $854,000 at June 30, 2000, an increase of 21.3% or $182,000. Total interest and dividend income increased $1.2 million, or 20.5% due, primarily, to increased loan activity. This increase was offset, in part, by increases in interest expense and operating costs. Security gains net, amounted to $193,000 for the nine months ended June 30, 2001, as compared to $302,000 for nine months ended June 30, 2000, a decrease of $109,000. The current economic environment has facilitated Bank management's goal to increase mortgage loans funded by current cash flows, deposits and FHLB borrowings.

      Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2001 was $7.2 million, an increase of $1.2 million as compared to $6.0 million for the nine-month period ended June 30, 2000. The increase in interest and dividend income is attributable to growth in the loan portfolio that provided for an increase in interest and fee income of $1.4 million. This was offset by a decrease in income on investment securities of $98,000, a $5,000 decrease in dividends on the Co-operative Bank Investment Fund, and a decrease in other interest of $27,000. Management expects income derived from loan assets to continue to increase in the form of interest and fees on loans, with interest on investments remaining relatively constant as management strives to maintain its securities portfolio at its current level.

      Interest Expense. Interest expense for the nine months ended June 30, 2001 was $3.4 million, including $259,000 in interest on FHLB advances, which is an increase of $751,000 from $2.7 million for the nine months ended June 30, 2000. There was a $707,000 increase in interest on deposits and a $44,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase. Additional FHLB borrowings may be utilized as an interim source of loan funding, as interest expense on these funds remains low.

      Net Interest and Dividend Income. Net interest and dividend income for the nine-month period ended June 30, 2001 was $3.8 million as compared to $3.3 million for the nine months ended June 30, 2000. The net interest margin for the nine months ended June 30, 2001 was 3.91%, an increase of 13 basis points as compared to 3.78% for the nine months ended June 30, 2000. The annualized return on average assets (ROA) for the nine-month period ended June 30, 2001 was 1.05%, a decrease of 3 basis points, as compared to 1.08% for the same period of the prior year. The reason for the decrease in the ROA was primarily due to the growth in deposits during the period.

      Provision for Loan Losses. The Bank added $145,000 to its allowance for loan loss account for the nine months ended June 30, 2001, to compensate for the increase in the dollar growth of the loan portfolio. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Other income for the nine-month period ended June 30, 2001 was $534,000 as compared to $565,000 for the nine months ended June 30, 2000. The $31,000 decrease is primarily the result of a decrease of $109,000 in securities gains net, on the sale of investment securities taken during the nine months ended June 30, 2001. The period ended June 30, 2001 also showed $17,000 in gains on the sale of loans as compared to $2,000 in gains on the sale of loans for the same period of the previous year. Other income increased $47,000 during the same nine-month comparative period.

      Operating Expenses. Operating expenses for the nine months ended June 30, 2001 were $2.6 million as compared to $2.4 million for the nine months ended June 30, 2000. The $141,000 increase was primarily due to an increase in salaries and employee benefits of $104,000, and an increase in data processing expense of $55,000, offset, in part, by a decrease in legal and professional fees of $27,000. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 2001 was 2.36% as compared to 2.77% for the nine-month period ended June 30, 2000.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2001 was 20.37%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 2001, regulatory liquidity totaled $25.7 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At June 30, 2001, the Bank had outstanding advances from the FHLB of Boston in the amount of $7.8 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At June 30, 2001, the Bank had $6.2 million in outstanding residential and commercial commitments to originate loans, as well as $16.7 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. At June 30, 2001, certificates of deposit that are scheduled to mature in one year or less totaled $46.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2001 the Bank exceeded all of its regulatory capital requirements.

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

                                       FALMOUTH BANCORP, INC.
                                       (Registrant)


Date: August 13, 2001                  By: /s/ Santo P. Pasqualucci
                                           ---------------------------------
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer


Date: August 13, 2001                  By: /s/ George E. Young, III
                                           ---------------------------------
                                           George E. Young, III
                                           Vice President and Chief
                                           Financial Officer