Form 10KSB
period 2001-09-30
FALMOUTH BANCORP INC
filed 2001-12-21
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2001

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

Securities registered pursuant to section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
Title of each class                                 on Which Registered:
-------------------                                 -----------------------
Common Stock, par value $0.01 per share             American Stock Exchange

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [X]

      The revenues for the issuer's fiscal year ended September 30, 2001 were $10,341,488.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 1, 2001: $24,503,955.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 929,007 shares outstanding as of December 1, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 14, 2001, and the 2001 Annual Report to Stockholders for the fiscal year ended September 30, 2001, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes          No  X
    ---         ---

                              TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I

      ITEM 1.  BUSINESS.............................................     1
      ITEM 2.  DESCRIPTION OF PROPERTY..............................    35
      ITEM 3.  LEGAL PROCEEDINGS....................................    35
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    35

PART II

      ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS..................................    35
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................    35
      ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS....................    36
      ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..................    36

PART III

      ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY......    36
      ITEM 10. EXECUTIVE COMPENSATION...............................    36
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT...........................................    36
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......    36
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................    36

SIGNATURES..........................................................    39

EXHIBITS............................................................    40

                                   PART I

ITEM 1.  BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. The Bank converted to stock form on March 28, 1996, and issued 1,454,750 shares of common stock at $10.00 per share. On October 14, 1997, the Company acquired all of the capital stock of the Bank and stockholders of the Bank became stockholders of the Company in a share for share exchange pursuant to a plan of reorganization approved by the Bank's stockholders on January 21, 1997 (the "Reorganization") whereby the Bank became the wholly-owned subsidiary of the Company. At September 30, 2001, there were 938,007 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's common stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the activity of the Bank for fiscal 1997 and the period prior to the Reorganization, and the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries thereafter. The Company had total assets of $147.4 million as of September 30, 2001.

      The Bank conducts its business through an office located in Falmouth, Massachusetts, where it was originally founded in 1925 as a Massachusetts chartered mutual co-operative Bank, and two branches located in East Falmouth and North Falmouth, Massachusetts. The Bank's deposits are currently insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank of Massachusetts. The Bank has one subsidiary, Falmouth Capital Corporation, a real estate investment trust.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its three offices in Falmouth, North Falmouth and East Falmouth, Massachusetts. The Bank continues to offer traditional retail and commercial banking services as well as electronics services such as its toll free Voice Response System "ON CALL," which enables its customers to access current balance information and transfer funds between accounts by telephone, its new Internet Banking and Bill Paying product on its web site at www.falmouthbank.com, and three on-site, as well as three off-site ATMs.
The newest ATMs are located at the Woods Hole, Martha's Vineyard and Nantucket Steamship Authority's terminals located at Vineyard Haven on Martha's Vineyard and Woods Hole. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions), which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

Employees

      At September 30, 2001, the Bank employed 31 full-time and 5 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms in excess of 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 2001, achieved the level of $54.7 million and were primarily single-family residential loans. During this period, the Bank was ranked by Banker and Tradesman as one of the largest producers of residential mortgage loans in the Falmouth market. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 2001. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $10.8 million in loans for FNMA and $2.2 million for other investors at September 30, 2001.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                       2001                2000                1999                1998                1997
                                 ----------------    ----------------    ----------------    ----------------    -----------------
                                 Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ------   -------    ------   -------    ------   -------    ------   -------    ------   --------
                                                                      (Dollars in thousands)

Residential mortgage loans...   $ 94,084   79.63%   $ 88,647   79.50%   $ 67,709   81.02%   $ 69,967   87.56%   $ 48,367   87.14%
Commercial real estate loans.     10,406    8.81      11,865   10.64       8,488   10.16       4,054    5.07       2,425    4.37
Consumer loans...............        546     .46         527     .47         577     .69         566     .71         877    1.58
Home equity loans............      8,486    7.18       7,143    6.41       4,621    5.53       3,897    4.88       2,756    4.96
Commercial loans.............      4,634    3.92       3,331    2.98       2,175    2.60       1,422    1.78       1,079    1.95
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
Gross loans..................    118,156  100.00%    111,513  100.00%     83,570  100.00%     79,906  100.00%     55,504  100.00%
                                ========  ======    ========  ======    ========  ======    ========  ======    ========  ======

Less:
Unearned income (cost), net..       (362)               (190)                (19)                 45                  97
Unadvanced  principal........      5,019               5,216               2,533               1,679               1,025
Allowance for  loan losses...        945                 755                 569                 527                 501
                                --------            --------            --------            --------            --------
Loans, net...................   $112,554            $105,732            $ 80,487            $ 77,655            $ 53,881
                                ========            ========            ========            ========            ========

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 2001, loans on one- to four-family residential properties accounted for 79.6% of the Bank's loan portfolio.

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

      During the year ended September 30, 2001, the Bank originated $6.4 million in adjustable-rate mortgage loans and $27.6 million in fixed-rate mortgage loans for portfolio. Approximately 20.9% of all loan originations during fiscal 2001 were the refinancing of loans already in the Bank's loan portfolio. At September 30, 2001, the Bank's loan portfolio included $27.9 million in adjustable-rate one- to four-family residential mortgage loans, or 23.6% of the Bank's total loan portfolio, and $61.5 million in fixed-rate one- to four-family residential mortgage loans, or 52.0% of the Bank's total loan portfolio.

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

      Commercial Real Estate Loans. At September 30, 2001, the Bank's commercial real estate loan portfolio totaled $10.4 million, or 8.8% of total loans. The Bank's largest loan is a commercial loan with an outstanding balance of $1.4 million at September 30, 2001 secured by a golf course located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 2001, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans, which are loans, secured by available equity based on the appraised value of one- to four-family residential property. Home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of twenty years or less. At September 30, 2001, the Bank had $18.7 million in home equity loans with unused credit available to existing borrowers of $10.2 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 2001, the consumer loan portfolio totaled $546,000 or .46% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 2001, the total amount of passbook and other consumer loans, including overdraft lines of credit, was $337,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 2001, the total amount of automobile loans was $209,000.

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

      Commercial Loans. The Bank employs a commercial loan officer with over 20 years of experience in commercial lending in the Falmouth market. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally being limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 2001 the Bank's non-real estate commercial loan portfolio totaled $4.6 million.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30, 2001, the Bank had $2.1 million in loan commitments outstanding for the origination of one- to four-family residential real estate loans.

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

      Loan Maturities. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                                       At September 30, 2001(1)
                                                 ------------------------------------
                                                   Real        Consumer       Total
                                                  Estate       and Other      Loans
                                                 --------      ---------     --------
                                                             (In thousands)

Total loans scheduled to mature:
  In one year or less......................      $  8,450      $  1,070      $  9,520
  After one year through five years........         7,509         3,088        10,597
  Beyond five years........................        92,342         1,040        93,382
                                                 --------      --------      --------
      Total................................      $108,301      $  5,198      $113,499
                                                 ========      ========      ========
Loan balance by type scheduled to
 mature after one year:
  Fixed....................................      $ 62,629      $  2,623      $ 65,252
  Adjustable...............................      $ 37,222      $  1,505      $ 38,727

__________________

<F1>  Net of unearned income and unadvanced principal.

      Originations and Sales of Loans. The following table sets forth information with respect to originations and sales of loans during the periods indicated. In recent years, the Bank has been retaining more of its fixed-rate residential loans in excess of 15-year term with the intent of selling such loans service retained.

                                                          Years Ended September 30,
                                       ----------------------------------------------------------------
                                         2001          2000          1999          1998          1997
                                       --------      --------      --------      --------      --------
                                                                (In thousands)

Beginning balance(1).............      $106,487      $ 81,056      $ 78,182      $ 54,382      $ 40,735
                                       --------      --------      --------      --------      --------
Mortgage loan originations(2)....        44,141        39,853        28,279        41,356        18,712
Consumer loan originations.......         8,999         5,318         4,323         2,015         3,145
Commercial loan originations.....         1,519         1,619         2,249         1,752         1,710
Less:
  Amortization and payoffs(3)....       (38,734)      (21,299)      (24,193)      (14,286)       (9,920)
  Transfers to OREO..............             -             -             -             -             -
                                       --------      --------      --------      --------      --------
  Net loans originated...........        15,925        25,491        10,658        30,837        13,647
                                       --------      --------      --------      --------      --------
Total loans sold.................        (8,913)          (60)       (7,784)       (7,037)            -
                                       --------      --------      --------      --------      --------
Ending balance(1)................      $113,499      $106,487      $ 81,056      $ 78,182      $ 54,382
                                       ========      ========      ========      ========      ========

_________________

<F1>  Net of unearned income and unadvanced principal.
<F2>  Includes residential and commercial real estate loans.
<F3>  Includes unadvanced principal.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest are doubtful. The level established for the provision for loan losses is determined by management in its effort to maintain an allowance for loan losses that is adequate for the size and composition of its loan portfolio and reflects the Bank's historical record of loan losses. Loans with deviations in their quality are monitored on the Bank's "watch list" and be assigned specific reserve allocations, such as commercial loans and construction loans, which are weighted heaver than owner occupied 1-4 family residential loans, warrant increased provisions on an on-going basis. The Bank's non-real estate commercial loans totaled $4.6 million at September 30, 2001, as compared to $3.3 million at September 30, 2000.

      Management routinely reviews the risk weighting applied to each loan type. These are estimates that can increase or decrease the provision. Several risk weightings were increased slightly during the twelve month period ended September 30, 2001. On September 30, 2001 the Bank had no delinquent loans, no non-performing loans and one loan totaling $71,000 with a specific reserve.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.

                                                    At September 30,
                                      --------------------------------------------
                                      2001      2000      1999      1998      1997
                                      ----      ----      ----      ----      ----
                                                 (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-
 performing loans)................    $  -      $  -      $ 57      $ 65      $290
Loans 30-89 days past due as a
 percent of total loans...........       -%        -%      .07%      .08%      .53%
Non-performing loans:
 (90 days past due)...............    $  -      $  -      $  -      $  -      $ 30
OREO..............................    $  -      $  -      $  -      $  -      $  -
Total non-performing assets.......    $  -      $  -      $  -      $  -      $ 30
Non-performing loans as a percent
 of total loans...................       -%        -%        -%        -%      .06%
Non-performing assets as a
 percent of total assets..........       -%        -%        -%        -%      .03%

      During the year ended September 30, 2001, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 2001, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 2001, the Bank had no assets classified as special mention or doubtful, no assets designated as substandard, and none classified as loss.

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

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.

                                                             Year Ended September 30,
                                         ----------------------------------------------------------------
                                           2001          2000          1999          1998          1997
                                         --------      --------      --------      --------      --------
                                                              (Dollars in thousands)

Average loans, net.................      $111,573      $ 94,315      $ 77,657      $ 69,258      $ 47,288
                                         ========      ========      ========      ========      ========
Period-end total loans(1)..........      $113,499      $106,487      $ 81,056      $ 78,182      $ 54,382
                                         ========      ========      ========      ========      ========
Allowance for loan losses at
 beginning of period...............      $    755      $    569      $    527      $    501      $    498
Loans charged-off..................             -             4             -             -             -
Recoveries.........................             -             1             -             -             3
Provision charged to operations....           190           189            42            26             -
                                         --------      --------      --------      --------      --------
Allowance for loan losses at
 end of period.....................      $    945      $    755      $    569      $    527      $    501
                                         ========      ========      ========      ========      ========
Ratios:
Allowance for loan losses as a
 percentage of period end total
 loans.............................           .83%          .71%          .70%          .68%          .92%
Allowance for loan losses as a
 percentage of non-performing
 loans.............................             -             -%            -%            -%     1,670.00%
Net charge-offs to average loans,
 net...............................             -             -             -             -             -
Net charge-offs to allowance for
 loan losses.......................             -           .40%            -             -             -

_________________________

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

                                                                    At September 30,
                       -----------------------------------------------------------------------------------------------------------
                             2001                  2000                  1999                  1998                  1997
                       -------------------   -------------------   -------------------   -------------------   -------------------
                               Percent of            Percent of            Percent of            Percent of            Percent of
                                Loans in              Loans in              Loans in              Loans in              Loans in
                                  Each                  Each                  Each                  Each                  Each
                               Category to           Category to           Category to           Category to           Category to
                       Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                       ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------

Real estate
 mortgage:
  Residential.......    $532      78.79%      $436      78.53%      $282      80.42%      $315      87.28%      $363      86.88%
  Commercial........     201       9.17        181      11.14        171      10.47        113       5.19         64       4.46
Commercial loans,
 other..............     119       4.08         76       3.13         62       2.70         44       1.82         38       1.98
Consumer, including
 home equity loans..      93       7.96         62       7.20         54       6.41         55       5.71         36       6.68
                        ----     ------       ----     ------       ----     ------       ----     ------       ----     ------
Total allowance
 for loan losses....    $945     100.00%      $755     100.00%      $569     100.00%      $527     100.00%      $501     100.00%
                        ====     ======       ====     ======       ====     ======       ====     ======       ====     ======

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 2001, the Bank's liquidity ratio was 22.93%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

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

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 2001.

                                                                September 30, 2001
                   ---------------------------------------------------------------------------------------------------------------
                    One Year or Less    One to Five Years    Five to Ten Years    More than Ten Years   Total Investment Portfolio
                   ------------------   ------------------   ------------------   -------------------  ---------------------------
                   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Market
                     Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield    Amount
                   ---------  -------   ---------  -------   ---------  -------   ---------  -------   ---------  -------   ------
                                                               (Dollars in thousands)

U.S. Government
 Obligations......  $3,532     4.17%     $1,026     3.60%      $  -         -%      $  -         -%     $ 4,558    4.04%   $ 4,605
Mortgage-backed
 Securities.......       -        -           3     8.50        505      7.47        835      7.44        1,343    7.45      1,402
Corporate Notes
 and Bonds........   5,945     5.45       4,727     5.46          -         -          -         -       10,672    5.45     10,781
                    ------               ------                ----                 ----                -------            -------
    Total.........  $9,477     4.97      $5,756     5.13       $505      7.47       $835      7.44       16,573    5.23     16,788
                    ======               ======                ====                 ====
Marketable Equity
 Securities.......                                                                                        3,432    1.88      2,630
FHLB Stock........                                                                                          878    5.47        878
                                                                                                        -------            -------
    Total Invest-
     ment Portfolio                                                                                     $20,883    4.64    $20,296
                                                                                                        =======            =======

      The following tables set forth information regarding the investment portfolio at the dates indicated.

                                                                   September 30, 2001
                                  ---------------------------------------------------------------------------------------
                                                Available-for-Sale                            Held-to-Maturity
                                  ------------------------------------------   ------------------------------------------
                                  Amortized Cost   Market Value   Percent(1)   Amortized Cost   Market Value   Percent(2)
                                  --------------   ------------   ----------   --------------   ------------   ----------
                                                                  (Dollars in thousands)

Investment securities(3):
  U.S. government obligations.....    $ 2,049         $2,072        22.1%          $2,509         $ 2,533         25.2%
  Other bonds and obligations.....      3,474          3,524        37.6            7,198           7,257         72.4
  Marketable equity securities....      3,432          2,630        28.0                -               -            -
  Mortgage-backed securities(4)...      1,101          1,156        12.3              242             246          2.4
                                      -------         ------       -----           ------         -------        -----
      Total Investment Portfolio..    $10,056         $9,382       100.0%          $9,949         $10,036        100.0%
                                      =======         ======       =====           ======         =======        =====

                                                                     September 30,
                                              ------------------------------------------------------------
                                                     2001                 2000                 1999
                                              ------------------   ------------------   ------------------
                                              Carrying             Carrying             Carrying
                                               Amount    Percent    Amount    Percent    Amount    Percent
                                              --------   -------   --------   -------   --------   -------
                                                                 (Dollars in thousands)

Investment securities at carrying amount(3):
  U.S. government obligations...............  $ 4,581     23.7%     $ 2,999     16.1%     $10,254     38.3%
  Other bonds and obligations...............   10,722     55.5       10,026     54.0       10,478     39.1
  Marketable equity securities..............    2,630     13.6        3,870     20.8        4,070     15.2
  Mortgage-backed securities(4).............    1,398      7.2        1,689      9.1        1,984      7.4
                                              -------    -----      -------    -----      -------    -----
    Total Investment Portfolio..............  $19,331    100.0%     $18,584    100.0%     $26,786    100.0%
                                              =======    =====      =======    =====      =======    =====

___________________________

<F1>  As a percentage of total market value.
<F2>  As a percentage of total amortized cost.
<F3>  Does not include federal funds sold  of $7.3 million or Federal Home
      Loan Bank Stock of $878,000.
<F4>  Consists of GNMA, FHLMC and FNMA certificates.

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.

                                                                         At September 30,
                                 -------------------------------------------------------------------------------------------------
                                       2001                2000                1999                1998                1997
                                 ----------------    ----------------    ----------------    ----------------    -----------------
                                 Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                 ------   -------    ------   -------    ------   -------    ------   -------    ------   --------
                                                                      (Dollars in thousands)

Savings deposits...........     $ 18,683    15.3%   $ 19,380    17.2%   $ 17,782    19.1%   $ 16,583    20.3%   $ 15,828    21.9%
NOW accounts...............        9,637     7.9      10,095     9.0       9,389    10.1       6,601     8.1       6,983     9.7
Money market deposits......       19,413    15.9      16,462    14.7      14,188    15.3      11,056    13.6       9,111    12.6
                                --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
  Total....................       47,733    39.1      45,937    40.9      41,359    44.5      34,240    42.0      31,922    44.2
Demand deposits............       16,147    13.2      14,243    12.6       8,091     8.7       5,335     6.5       3,136     4.4
Certificates of deposit....       58,296    47.7      52,194    46.5      43,436    46.8      41,944    51.5      37,133    51.4
                                --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
  Total deposits...........     $122,176   100.0%   $112,374   100.0%   $ 92,886   100.0%   $ 81,519   100.0%   $ 72,191   100.0%
                                ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 2001.

                                          Certificates of
         Maturity Period                      Deposit
-------------------------------------     ---------------
                                          (In thousands)

Within three months..................         $ 4,086
After three but within six months....           3,068
After six but within twelve months...           2,619
After twelve months..................           3,703
                                              -------
Total................................         $13,476
                                              =======

      The following table sets forth the deposit activity of the Bank for the periods indicated.

                                                     Years Ended September 30,
                                 ----------------------------------------------------------------
                                   2001          2000          1999          1998          1997
                                 --------      --------      --------      --------      --------
                                                          (In thousands)

Deposits.....................    $551,960      $448,303      $344,310      $306,288      $179,923
Withdrawals..................     546,278       432,244       335,933       299,905       176,904
                                 --------      --------      --------      --------      --------
  Net increase (decrease)
   before interest credited..       5,682        16,059         8,377         6,383         3,019
Interest credited............       4,120         3,429         2,990         2,945         2,728
                                 --------      --------      --------      --------      --------
  Net increase
   in deposits...............    $  9,802      $ 19,488      $ 11,367      $  9,328      $  5,747
                                 ========      ========      ========      ========      ========

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $7.3 million of FHLB advances outstanding at September 30, 2001.

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

      The Bank's active subsidiary, Falmouth Capital Corporation, was established solely for the purpose of acquiring and holding assets that are permissible for banks to hold under Massachusetts law. Falmouth Capital Corporation is a real estate investment trust, a subsidiary of the Bank, designed to enhance the after-tax earnings by reducing state income tax liabilities. Falmouth Securities Corporation, a subsidiary formerly established to perform a function similar to the Falmouth Capital Corporation, was dissolved on September 28, 2001.

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

Financial Services Modernization Legislation

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLB Act"). This federal legislation was intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers

      Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities if such companies elect to be regulated as a financial holding company. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

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

      The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2001:

                                                        At September 30, 2001
                                          --------------------------------------------------
                                          Capital    Percent of     Capital       Percent of
                                          Amount      Assets(1)    Requirement    Assets(1)
                                          -------    ----------    -----------    ----------
                                                        (Dollars in thousands)

Tier 1 leverage capital,............      $14,793      10.12%        $5,845      > or =4.0%
Tier 1 risk-based capital...........      $14,793      15.92%        $3,716      > or =4.0%
Total risk-based capital............      $15,738      16.94%        $7,433      > or =8.0%

___________________

<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

      As the table shows, the Bank exceeded the minimum capital adequacy requirements at September 30, 2001.

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

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the fourth quarter 2001, the annual rates of assessment for the FICO bonds is 0.0184% for BIF-assessable deposits.

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

      Community Reinvestment Act regulations rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHLB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 2001, of $878,000.

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

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1.2 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. As of September 30, 2001, the Bank met its reserve requirements.

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

      The Company will be required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, both before and after the redemption, that is well managed, and that is not the subject of any unresolved supervisory issues.

      The status of the Company as a registered bank holding company under the BHCA will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Act, is generally prohibited from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify as a financial holding company may engage in activities that are financial in nature or incident to activities that are financial in nature. To date, the Company has not elected to become regulated as a financial holding company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The following table sets forth certain information at September 30, 2001 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.

                           Year Completed    Square        Net Book Value
                            or Acquired      Footage    at September 30, 2001
                           --------------    -------    ---------------------

Main Office:
20 Davis Straits
Falmouth, MA 02540              1978          10,696          $280,311

Branch Offices:
North Falmouth, MA
78 County Rd.
N. Falmouth, MA 02556           1998           1,706          $553,828

East Falmouth, MA
397 E. Falmouth Hwy
E. Falmouth, MA 02536           1998           2,380          $770,209

      At September 30, 2001, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its offices totaled $327,914. For more information, see Note 5 of Notes to Financial
Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

      The following information included in the Falmouth Bancorp, Inc. 2001 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Company's Common Stock" on page 17 of the Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information included in the Annual Report is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 3 through 16 of the Annual Report.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements" on pages 18 through 45 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

      The following information included in the Company's 2001 Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

      The following information included in the Proxy Statement is incorporated herein by reference: "Proposal 1 - Election of Directors - Director Compensation," "- Compensation Table," "-Employment Agreements," " -Stock Option Plan," "-Recognition and Retention Plan," and "- Transactions with Certain Related Persons."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following financial statements included in the 2001 Annual Report are incorporated herein by reference:

            Balance Sheets - At September 30, 2001 and 2000;
            Statements of Income - Years Ended September 30, 2001, 2000 and
            1999;
            Statements of Changes in Stockholders' Equity - Years Ended September 30,

            2001, 2000 and 1999;
            Statements of Cash Flows - Years Ended September 30, 2001, 2000 and 1999; and
            Notes to Financial Statements - Years Ended September 30, 2001, 2000 and 1999

      (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

            3.1    Certificate of Incorporation of Falmouth Bancorp, Inc.(1)
            3.2    By-laws of Falmouth Bancorp, Inc.(1)
            4.3    Specimen Stock Certificate of Falmouth Bancorp, Inc.(1).
            10.1   1997 Stock Option Plan for Outside Directors, Officers
                   and Employees of Falmouth Bancorp, Inc.(1)
            10.2   Amendments to 1997 Stock Option Plan for Outside
                   Directors, Officers and Employees of Falmouth Bancorp,
                   Inc. (2)
            10.3   1997 Recognition and Retention Plan for Outside
                   Directors, Officers and Employees of Falmouth Bancorp,
                   Inc.(1)
            10.4   Agreement and Plan of Reorganization by and between
                   Falmouth Co-operative Bank and Falmouth Bancorp, Inc.,
                   dated November 25, 1997 (1)
            10.5   Employment Agreement by and between Falmouth Co-operative
                   Bank and Santo P. Pasqualucci. (2)
            10.6   Employment Agreement by and between Falmouth Co-operative
                   Bank and George E. Young III. (2)
            10.7   Falmouth Co-operative Bank Employee Stock Ownership
                   Plan.(1)
            10.8   Falmouth Bancorp, Inc. Employee Stock Ownership Trust.(1)
            13     Annual Report to Stockholders for the Year Ended
                   September 30, 2001.
            21     Subsidiaries of the Registrant.
            23     Consent of Shatswell, MacLeod & Company, P.C.
______________________

(1) Incorporated herein by reference to the Registration Statement on Form S-4 (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
(2) Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2000, as filed with the Securities and Exchange Commission on December 22, 2000.

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

      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALMOUTH BANCORP, INC.

By:  /s/ Santo P. Pasqualucci
     -------------------------------------
     Santo P. Pasqualucci
     President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                          Title                     Date
           ----                          -----                     ----

/s/ Santo P. Pasqualucci      Director, President and        December 18, 2001
---------------------------   Chief Executive Officer
Santo P. Pasqualucci          (Principal executive officer)

/s/ George E. Young           Vice President and Chief       December 18, 2001
---------------------------   Financial Officer (Principal
George E. Young, III          financial officer)

/s/ John W. Holland           Director                       December 18, 2001
---------------------------
John W. Holland, Jr.

                              Director                       December 18, 2001
---------------------------
James A. Keefe

/s/ Wayne C. Lamson           Director                       December 18, 2001
---------------------------
Wayne C. Lamson

/s/ Gardner L. Lewis          Director                       December 18, 2001
---------------------------
Gardner L. Lewis

/s/ John J. Lynch             Chairman of the Board          December 18, 2001
---------------------------
John J. Lynch, Jr.

/s/ Eileen C. Miskell         Director                       December 18, 2001
---------------------------
Eileen C. Miskell

/s/ Robert H. Moore           Director                       December 18, 2001
---------------------------
Robert H. Moore

                              Director                       December 18, 2001
---------------------------
William E. Newton