Form 10QSB
period 2001-12-31
FALMOUTH BANCORP INC
filed 2002-02-13
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            _____________________

                                 FORM 10-QSB

                                 (Mark One)

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

                                      OR

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
      (Exact name of small business issuer as specified in its charter)

           Delaware                                          04-3337685
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                    20 Davis Straits, Falmouth, MA 02540
                  (Address of principal executive offices)
                               (508) 548-3500
               (Issuer's telephone number including area code)
                                     NA
            (Former name, former address and former fiscal year,
                        if changed since last Report)

      Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                           Yes    X      No
                                -----        -----

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                                   Outstanding at
           Class                  December 31, 2001
           -----                  -----------------

Common Stock, Par Value $.01           915,607

         Transitional small business disclosure format (check one):
                           Yes           No    X
                                -----        -----

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION                                                    Page

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            December 31, 2001 and September 30, 2001                                   1

            Condensed Consolidated Statements of Income
            For Three Months Ended December 31, 2001 and 2000                          2

            Condensed Consolidated Statements of Changes in Stockholders' Equity
            For Three Months Ended December 31, 2001 and 2000                          3

            Condensed Consolidated Statements of Cash Flows
            For Three Months Ended December 31, 2001 and 2000                        4-5

            Notes to Unaudited Condensed Consolidated Financial Statements           6-8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Operating Results                                                   9-12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                         13

Item 2.     Changes in Securities and Use of Proceeds                                 13

Item 3.     Defaults Upon Senior Securities                                           13

Item 4.     Submission of Matters to a Vote of Security Holders                       13

Item 5.     Other Information                                                         13

Item 6.     Exhibits and Reports on Form 8 - K                                        13

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

      Any or all of our forward-looking statements in the report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                  December 31, 2001 and September 30, 2001
                  ----------------------------------------


                                                      December 31,    September 30,
                                                          2001            2001
                                                      ------------    -------------
                                                      (Unaudited)

ASSETS
------
Cash, due from banks and interest bearing deposits    $  1,879,971    $  3,521,609
Federal funds sold                                       1,294,906       7,313,670
                                                      ------------    ------------
      Total cash and cash equivalents                    3,174,877      10,835,279
Investments in available-for-sale securities
 (at fair value)                                        12,103,749       9,381,853
Investments in held-to-maturity securities
 (fair values of $16,565,725 as of December
 31, 2001 and $10,036,408 as of September 30,
 2001)                                                  16,507,733       9,948,877
Federal Home Loan Bank stock, at cost                      878,000         878,000
Loans, net                                             110,532,664     112,554,093
Premises and equipment                                   1,852,886       1,897,697
Accrued interest receivable                                797,338         830,421
Cooperative Central Bank Reserve Fund Deposit              395,395         395,395
Other assets                                               730,114         717,147
                                                      ------------    ------------
      Total assets                                    $146,972,756    $147,438,762
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                 $ 14,640,076    $ 16,147,253
  Interest-bearing                                     107,414,013     106,028,583
                                                      ------------    ------------
      Total deposits                                   122,054,089     122,175,836
Securities sold under agreements to repurchase             654,723         675,756
Federal Home Loan Bank advances                          6,745,884       7,267,948
Other liabilities                                          450,682         354,534
                                                      ------------    ------------
      Total liabilities                                129,905,378     130,474,074
                                                      ------------    ------------
Minority preferred stockholders' equity in a
 subsidiary company of Falmouth Bank                        54,000          54,000
                                                      ------------    ------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued 1,454,750 shares                14,547          14,547
  Paid-in capital                                       13,944,608      13,901,279
  Retained earnings                                     13,031,385      12,676,198
  Unallocated Employee Stock Ownership Plan shares        (367,437)       (389,483)
  Treasury stock (539,143 shares as of December 31,
   2001; 516,743 shares as of September 30, 2001)       (9,235,225)     (8,749,737)
  Unearned compensation                                   (137,429)       (137,429)
  Accumulated other comprehensive loss                    (237,071)       (404,687)
                                                      ------------    ------------
      Total stockholders' equity                        17,013,378      16,910,688
                                                      ------------    ------------
      Total liabilities and stockholders' equity      $146,972,756    $147,438,762
                                                      ============    ============

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                Three Months Ended December 31, 2001 and 2000
                ---------------------------------------------
                                 (Unaudited)


                                                     2001           2000
                                                     ----           ----

Interest and dividend income:
  Interest and fees on loans                      $2,021,484     $2,059,439
  Interest and dividends on securities:
    Taxable                                          190,356        245,674
    Dividends on marketable equity securities         24,733         30,745
    Dividends on Cooperative Bank Investment
     and Liquidity Funds                                 551          7,745
    Other interest                                    40,701         52,558
                                                  ----------     ----------
      Total interest and dividend income           2,277,825      2,396,161
                                                  ----------     ----------

Interest expense:
  Interest on deposits                               898,985      1,061,582
  Interest on securities sold under agreement
   to repurchase                                       2,114         13,172
  Interest on Federal Home Loan Bank advances         84,515         51,384
                                                  ----------     ----------
      Total interest expense                         985,614      1,126,138
                                                  ----------     ----------
    Net interest and dividend income               1,292,211      1,270,023
  Provision for loan losses                           50,000         85,000
                                                  ----------     ----------
      Net interest and dividend income after
       provision for loan losses                   1,242,211      1,185,023
                                                  ----------     ----------

Other income:
  Service charges on deposit accounts                 48,956         37,895
  Securities gains, net                               17,062         75,724
  Gains on mortgages sold, net                       186,417         17,862
  Other income                                        88,478         76,043
                                                  ----------     ----------
      Total other income                             340,913        207,524
                                                  ----------     ----------

Other expense:
  Salaries and employee benefits                     430,099        437,262
  Occupancy expense                                   41,540         47,042
  Equipment expense                                   49,040         44,132
  Data processing expense                             94,764         71,505
  Directors' fees                                     13,000         14,900
  Legal and professional fees                         47,447         70,602
  Other expenses                                     174,366        175,356
                                                  ----------     ----------
      Total other expenses                           850,256        860,799
                                                  ----------     ----------
      Income before income taxes                     732,868        531,748
Income taxes                                         266,200        188,563
                                                  ----------     ----------
      Net income                                  $  466,668     $  343,185
                                                  ==========     ==========

Comprehensive income                              $  167,616     $  209,735
                                                  ==========     ==========

Earnings per common share                         $     0.52     $     0.35
                                                  ==========     ==========
Earnings per common share, assuming dilution      $     0.50     $     0.35
                                                  ==========     ==========

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                    Three Months Ended December 31, 2001
                    ------------------------------------
                                 (Unaudited)


                                                                Unallocated
                                                               Employee Stock                            Accumulated
                                                                 Ownership                                  Other
                               Common    Paid-In    Retained        Plan        Treasury     Unearned   Comprehensive
                                Stock    Capital    Earnings       Shares        Stock     Compensation Income(Loss)     Total
                               ------    -------    --------   --------------   --------   ------------ -------------    -----

Balance, September 30, 2001    $14,547 $13,901,279 $12,676,198   $(389,483)   $(8,749,737)   $(137,429)  $(404,687)   $16,910,688
Employee Stock Ownership Plan               22,546                                                                         22,546
ESOP shares released                                                22,046                                                 22,046
Recognition and retention plan              27,060                                                                         27,060
Purchase of treasury stock                                                       (546,760)                               (546,760)
Exercise of stock options and
 related tax benefit                        (6,277)                                61,272                                  54,995
Dividends declared ($.12
 per share)                                           (111,481)                                                          (111,481)
Comprehensive income:
  Net income                                           466,668
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     167,616
    Comprehensive income                                                                                                  634,284
                               ------- ----------- -----------   ---------    -----------    ---------   ---------    -----------
Balance, December 31, 2001     $14,547 $13,944,608 $13,031,385   $(367,437)   $(9,235,225)   $(137,429)  $(237,071)   $17,013,378
                               ======= =========== ===========   =========    ===========    =========   =========    ===========


                    Three Months Ended December 31, 2000
                    ------------------------------------
                                 (Unaudited)


                                                                Unallocated
                                                               Employee Stock                            Accumulated
                                                                 Ownership                                  Other
                               Common    Paid-In    Retained        Plan        Treasury     Unearned   Comprehensive
                                Stock    Capital    Earnings       Shares        Stock     Compensation Income(Loss)     Total
                               ------    -------    --------   --------------   --------   ------------ -------------    -----

Balance, September 30, 2000    $14,547 $13,901,452 $11,669,877   $(477,668)   $(6,850,722)   $(291,097)  $  25,674    $17,992,063
Employee Stock Ownership Plan                8,236                                                                          8,236
ESOP shares released                                                22,046                                                 22,046
Recognition and retention plan              27,357                                                                         27,357
Purchase of treasury stock                                                       (180,532)                               (180,532)
Exercise of stock options and
 related tax benefit                        (1,756)                                 9,781                                   8,025
Dividends declared ($.09
 per share)                                            (92,424)                                                           (92,424)
Comprehensive income:
  Net income                                           343,185
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                    (133,450)
    Comprehensive income                                                                                                  209,735
                               ------- ----------- -----------   ---------    -----------    ---------   ---------    -----------
Balance, December 31, 2000     $14,547 $13,935,289 $11,920,638   $(455,622)   $(7,021,473)   $(291,097)  $(107,776)   $17,994,506
                               ======= =========== ===========   =========    ===========    =========   =========    ===========

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

            For the Three Months Ended December 31, 2001 and 2000
            -----------------------------------------------------


                                                                    2001            2000
                                                                    ----            ----
                                                                 (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net income                                                     $   466,668     $   343,185
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gains on sales of investment securities, net                   (17,062)        (75,724)
      (Amortization) accretion of investment securities, net         107,117          (4,861)
      Provision for loan loss                                         50,000          85,000
      Change in unearned income                                       (4,652)        (10,496)
      Net gains on sales of loans                                   (186,417)        (17,862)
      Depreciation and amortization                                   56,682          43,984
      Loss on disposal of equipment                                    1,071               -
      Amortization of mortgage servicing rights                        3,890               -
      Increase in mortgage servicing rights                         (174,493)              -
      (Increase) decrease in accrued interest receivable              33,083          (1,669)
      (Increase) decrease in prepaid expenses                          9,696         (16,269)
      (Increase) decrease in other assets                               (964)          1,364
      Recognition and retention plan (RRP)                            27,060          27,357
      Decrease in accrued expenses                                    (6,381)        (91,508)
      Increase in taxes payable                                      255,196         129,643
      Increase in accrued interest payable                               390               -
      Decrease in other liabilities                                  (90,409)        (16,884)
                                                                 -----------     -----------
Net cash provided by operating activities                            530,475         395,260
                                                                 -----------     -----------

Cash flows from investing activities
  Purchases of available-for-sale securities                      (3,086,751)     (1,106,107)
  Proceeds from sales of available-for-sale securities                60,868         155,623
  Proceeds from maturities of available-for-sale securities          503,805         525,597
  Purchases of held-to-maturity securities                        (8,101,183)       (983,176)
  Proceeds from maturities of held-to-maturity securities          1,506,326       3,400,247
  Net increase in loans                                           (6,229,612)     (3,942,300)
  Proceeds from sales of loans                                     8,392,110       2,445,422
  Capital expenditures                                               (12,942)        (27,451)
                                                                 -----------     -----------
  Net cash (used in) provided by investing activities             (6,967,379)        467,855
                                                                 -----------     -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                                1,775,972      (4,514,089)
  Net increase (decrease) in time deposits                        (1,897,719)      1,621,157
  Net decrease in securities sold under agreements
   to repurchase                                                     (21,033)       (332,669)
  Proceeds from Federal Home Loan Bank long-term advances                  -       2,000,000
  Repayments of Federal Home Loan Bank long-term advances           (522,064)        (20,659)
  Net change in Federal Home Loan Bank short-term advances                 -         943,000
  Proceeds from exercise of stock options                             54,995           8,025
  Dividends paid                                                    (111,481)        (92,424)
  Employee Stock Ownership Plan                                       22,546           8,236
  Unallocated ESOP shares released                                    22,046          22,046
  Purchase of treasury stock                                        (546,760)       (180,532)
                                                                 -----------     -----------
  Net cash used in financing activities                           (1,223,498)       (537,909)
                                                                 -----------     -----------

Increase (decrease) in cash and cash equivalents                  (7,660,402)        325,206

Cash and cash equivalents at beginning of period                  10,835,279       6,830,473
                                                                 -----------     -----------
Cash and cash equivalents at end or period                       $ 3,174,877     $ 7,155,679
                                                                 ===========     ===========

Supplemental disclosures
Interest paid                                                    $   985,614     $ 1,126,138
Income taxes paid                                                      4,508          57,920


              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2001. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2001 Annual Report contained on Form 10-KSB.

      Management is required to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Impact of New Accounting Standards

      In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, did not have a material effect on the Company's consolidated financial statements.

      FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This replaces SFAS No, 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this statement did not have a material impact on the Company's financial position or result of operations.

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

      Note 4 - Earnings per Share

      EPS for the three months ended December 31, 2001 and 2000 have been calculated according to the guidelines of Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators in the calculation of basic and diluted per share comparisons for net income are as follows:


                                                           Income           Shares         Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -----------     -------------     ---------

Three Months Ended December 31, 2001
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $466,668          892,175          $0.52
  Effect of dilutive securities options and warrants                         40,628
                                                          --------          -------

Diluted EPS
-----------
  Income available to common stockholders                 $466,668          932,803          $0.50
                                                          ========          =======

Three Months Ended December 31, 2000
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $343,185          982,778          $0.35
  Effect of dilutive securities options and warrants                          5,630
                                                          --------          -------

Diluted EPS
-----------
  Income available to common stockholders                 $343,185          988,408          $0.35
                                                          ========          =======

      Note 5 - Dividends

      On November 21, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share of common stock, which was paid to stockholders of record on December 17, 2001.

      Note 6 - Recent Developments

      During the quarter ended December 31, 2001 the Company repurchased 26,000 shares of its common stock. The Company released 3,600 shares due to exercised employee stock options. At December 31, 2001, the Company had 539,143 treasury shares.

      Effective September 28, 2001, Falmouth Bank dissolved a subsidiary, The Falmouth Securities Corporation, a Massachusetts securities corporation.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank, a Massachusetts chartered stock co-operative bank, which is doing business as Falmouth Bank (the "Bank" or "Falmouth"). At December 31, 2001, there were 915,607 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB."

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

Comparison of Financial Condition at December 31, 2001 and September 30, 2001.

      The Company's total assets decreased by $466,000 or 0.3% for the three months ended December 31, 2001, from $147.4 million at September 30, 2001 to $147.0 million at December 31, 2001. Total deposits decreased $122,000 or 0.1%, from $122.2 million at September 30, 2001 to $122.1 million at December 31, 2001. This decrease was due, in part to withdrawals from retail checking, commercial checking, and certificate of deposit accounts during the period. Total net loans were $110.5 million or 90.5% of total deposits at December 31, 2001, as compared to $112.6 million or 92.1% of total deposits at September 30, 2001, representing a decrease of $2.0 million for the quarter. This decrease is due, in part, to the Bank's decision to sell $7.3 million of 1-4 family loans on the secondary market coupled with an increase in loan principal repayments due to refinancing activity caused by a decline in interest rates during the period. Investment securities were $29.5 million or 20.1% of total assets at December 31, 2001, as compared to $20.2 million or 13.7% of total assets at September 30, 2001. Investment securities increased $9.3 million or 46.0% due, in part, to cash flow provided by the Bank's decision to sell a significant portion of its current loan production.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased from $7.3 million at September 30, 2001 to $6.8 million at December 31, 2001. The decrease of $522,000 was the result of the repayment of maturing debt along with normal amortization of long term borrowings.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) decreased from $676,000 at September 30, 2001 to $655,000 at December 31, 2001. The decrease was attributed to the increased seasonal liquidity needs of selected commercial deposit accounts at December 31, 2001.

      Stockholders' equity was $17.0 million at December 31, 2001, and $16.9 million at September 30, 2001. The components of stockholders' equity changed as a result of an increase in retained earnings of $355,000 and a decrease in the unrealized accumulated comprehensive loss in securities of $168,000, which was offset, in part, by an increase in treasury shares purchased of $485,000 under the Company's stock repurchase programs. The ratio of stockholders' equity to total assets was 11.6% at December 31, 2001, and the book value per share of common stock was $18.58, compared to 11.5% and $18.01, respectively, at September 30, 2001.

      The ratio of the allowance for loan losses to total loans was .89% at December 31, 2001. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank plans to continue to set aside additional general reserves as well as specific reserves for commercial loans and large residential mortgages.

      Net Income. The Company's net income for the three months ended December 31, 2001 was $467,000 as compared to $343,000 on December 31, 2000. The increase in net income of $123,000 was primarily due to an increase in other income of $133,000, an increase of $57,000 in net interest and dividend after provision for loan losses, a decrease in other expenses of $11,000 offset by an increase in income taxes of $78,000. The annualized return on average assets (ROA) for the three months ended December 31, 2001 was 1.26%, an increase of 22 basis points, as compared to 1.04% for the same period of the prior year. The increase of $123,000 included $116,000 in after tax income from the adoption of SFAS No. 122 and SFAS No. 125 "Mortgage Servicing Assets and Mortgage Servicing Rights."

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2001 was $2.3 million, a decrease of $118,000, as compared to $2.4 million for the three month period ended December 31, 2000. The decrease was attributable to a decrease in interest and fees on loans of $38,000, and a decrease in dividends on securities and other interest of $80,000.

      Interest Expense. Total interest expense for the three months ended December 31, 2001 was $986,000 as compared to $1.1 million for the same period of the prior year, a decrease of $141,000. The decrease in interest expense is primarily due to declining short term interest rates offset by an $11.3 million growth in interest bearing deposits for the twelve months ended December 31, 2001.

      Net Interest and Dividend Income. Net interest and dividend income for the three-month period ended December 31, 2001 was $1.292 million as compared to $1.270 million for the three months ended December 31, 2000. During the most recent period, there was a $22,000 increase resulting from a $118,000 decrease in interest and dividend income, offset by a $140,000 decrease in interest expense. The net interest margin for the three months ended December 31, 2001 was 3.70%, a decrease of 31 basis points, as compared to 4.01% for the three months ended December 31, 2000. The decrease in net interest margin was primarily the result of a decrease in interest income.

      Provision for Loan Losses. The Bank added $50,000 to its allowance for loan losses during the quarter ended December 31, 2001, as compared to $85,000 for the quarter ended December 31, 2000. This decrease was the result of managements desire to sell a substantial amount of its newly originated loans on the secondary market, thus reducing the amount of growth in loans as compared to the same period of the previous year. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear eminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans decreased $2.0 million for the three months ended December 31, 2001, primarily due to 1-4 family loan sales. This decrease aided in improving the Bank's allowance for loan loss to .89 % of total loans at December 31, 2002. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended December 31, 2001. As of December 31, 2001, the Bank had three non-performing installment loans with combined principal balances of $5,000.

      Other Income. Other income for the three months ended December 31, 2001 was $341,000, as compared to $208,000 for the three months ended December 31, 2000. The $133,000 increase was primarily the result of an increase in service charge income of $11,000, an increase in net gains on the sale of mortgages of $169,000 and an increase in other income of $12,000. This was offset, in part, by a decrease in net gains realized from the sale of investment securities of $59,000. Gains on mortgages sold of $186,000 for the three months ended December 31, 2001 was primarily due to the adoption of SFAS No. 122 and SFAS No. 125 "Mortgage Servicing Assets and Mortgage Servicing Rights." Mortgage servicing assets are to be amortized over the expected life of the asset. The expense is not expected to have a significant impact on net income. To the extent that loans serviced for others increase or decrease, the valuation of the mortgage servicing asset will be adjusted accordingly. Large changes over short periods of time in the valuation of the asset could have a significant impact on net earnings. Management does not anticipate large short term changes in the valuation, but expects decreases due to loan pay-offs to be offset by increases in sales of newly originated loans. Management believes that changes in the valuation of the mortgage servicing asset will be gradual and impact on net income will not be significant.

      Operating Expenses. Operating expenses for the three months ended December 31, 2001 were $850,000 compared to $861,000 for the three months ended December 31, 2000. The $11,000 decrease was primarily due to the combination of a decrease in salaries and employee benefits of $7,000, a decrease in occupancy expense of $6,000, a decrease in directors' fees of $2,000, a decrease in legal and professional costs of $23,000 and a decrease in other expenses of $1,000, combined with an increase in data processing expense of $23,000 and an increase in equipment expense of $5,000. The annualized ratio of operating expenses to average total assets for the three months ended December 31, 2001 was 2.29%, as compared to 2.57% for the three month period ended December 31, 2000, a decrease of 28 basis points. The operating efficiency ratio improved from 67.48% for the three months period ended December 31, 2000 to 55.69% for the three months period ended December 31, 2001. The decrease in legal and professional cost was due to the absence of third party consultants utilized during the same period of the previous year. Data processing expense increased, in part, due to the increased annual operating costs of Internet Banking and bill paying which were introduced in August 2001.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 2001 was 25.0%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 2001, regulatory liquidity totaled $31.8 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB of Boston. At December 31, 2001, the Bank had outstanding advances from the FHLB of Boston in the amount of $6.8 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 2001, the Bank had $5.1 million in outstanding residential and commercial commitments to originate loans, as well as $19.9 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the Federal Home Loan Bank of Boston. Certificates of deposit that are scheduled to mature in one year or less totaled $43.6 million at December 31, 2001. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 2001 the Bank exceeded all of its regulatory capital requirements.

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

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K
                  None

      Falmouth Bancorp, Inc. is a publicly owned bank holding company and the parent corporation of Falmouth Bank, a Massachusetts chartered stock co-operative bank offering traditional products and services. The Bank conducts business through its main office located at 20 Davis Straits, Falmouth, Massachusetts 02540, and its two branch locations in North and East Falmouth. The telephone number is (508) 548-3500.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  February 13, 2002               By: /s/ Santo P. Pasqualucci
       ----------------------              ------------------------
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer


Date:  February 13, 2002               By: /s/ George E. Young, III
       ----------------------              ------------------------
                                           George E. Young, III
                                           Senior Vice President and
                                           Chief Financial Officer