Form 10QSB
period 2002-03-31
FALMOUTH BANCORP INC
filed 2002-05-10
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                 FORM 10-QSB

                                 (Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                     OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ________

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
                            Yes    X    No
                                 -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                  Outstanding at
           Class                  March 31, 2002
           -----                  --------------

Common Stock, Par Value $.01          914,747

      Transitional small business disclosure format:
                            Yes         No    X
                                 -----      -----

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB


PART I.     FINANCIAL INFORMATION                                                   Page

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2002 and September 30, 2001                                      1

            Condensed Consolidated Statements of Income
            For Three and Six Months Ended March 31, 2002 and 2001                     2

            Condensed Consolidated Statements of Changes in Stockholders' Equity
            For Six Months Ended March 31, 2002 and 2001                               3

            Condensed Consolidated Statements of Cash Flows
            For Six Months Ended March 31, 2002 and 2001                             4-5

            Notes to Unaudited Condensed Consolidated Financial Statements           6-8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Operating Results                                                   9-13

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                         14

Item 2.     Changes in Securities and Use of Proceeds                                 14

Item 3.     Defaults Upon Senior Securities                                           14

Item 4.     Submission of Matters to a Vote of Security Holders                       14

Item 5.     Other Information                                                         14

Item 6.     Exhibits and Reports on Form 8-K                                          14

============================================================================
FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: general and local economic conditions; changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    March 31, 2002 and September 30, 2001
                    -------------------------------------


                                                         March 31,      September 30,
                                                           2002              2001
                                                         ---------      -------------
                                                        (unaudited)

ASSETS
------
Cash, due from banks, and interest bearing deposits     $  2,476,042    $  3,521,609
Federal funds sold                                         5,062,890       7,313,670
                                                        ------------    ------------
      Total cash and cash equivalents                      7,538,932      10,835,279
Investments in available-for-sale securities
 (at fair value)                                          12,809,542       9,381,853
Investments in held-to-maturity securities
 (fair values of $14,965,135 as of March 31,
 2002 and $10,036,408 as of September 30, 2001)           14,968,723       9,948,877
Federal Home Loan Bank stock, at cost                        878,000         878,000
Loans, net                                               107,485,301     112,554,093
Premises and equipment                                     1,864,628       1,897,697
Accrued interest receivable                                  873,754         830,421
Cooperative Central Bank Reserve Fund Deposit                395,395         395,395
Other assets                                                 824,633         717,147
                                                        ------------    ------------
      Total Assets                                      $147,638,908    $147,438,762
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                   $ 14,471,669    $ 16,147,253
  Interest-bearing                                       110,117,173     106,028,583
                                                        ------------    ------------
      Total deposits                                     124,588,842     122,175,836
Securities sold under agreements to repurchase               333,009         675,756
Advances from Federal Home Loan Bank of Boston             5,224,638       7,267,948
Other liabilities                                            241,464         354,534
                                                        ------------    ------------
      Total Liabilities                                  130,387,953     130,474,074
                                                        ------------    ------------
Minority preferred stockholders' equity in a
 subsidiary company of Falmouth Co-operative Bank             54,000          54,000
                                                        ------------    ------------

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued 1,454,750 shares                  14,547          14,547
  Paid-in capital                                         13,838,247      13,901,279
  Retained earnings                                       13,313,803      12,676,198
  Unallocated Employee Stock Ownership Plan shares          (345,391)       (389,483)
  Treasury stock (540,003 shares as of March 31,
   2002; 516,743 shares as of September 30, 2001)         (9,256,066)     (8,749,737)
  Unearned compensation                                            -        (137,429)
  Accumulated other comprehensive loss                      (368,185)       (404,687)
                                                        ------------    ------------
      Total stockholders' equity                          17,196,955      16,910,688
                                                        ------------    ------------
      Total liabilities and stockholders' equity        $147,638,908    $147,438,762
                                                        ============    ============

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (unaudited)


                                                    Three Months Ended           Six Months Ended
                                                 ------------------------    -----------------------
                                                 March 31,     March 31,     March 31,     March 31,
                                                    2002          2001          2002          2001
                                                 ---------     ---------     ---------     ---------

Interest and dividend income:
  Interest and fees on loans                     $1,897,389    $2,089,807    $3,918,873    $4,149,246
Interest and dividends on securities:
  Taxable                                           215,134       218,700       405,490       464,374
  Dividends on marketable equity securities          17,989        26,418        42,722        57,163
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                    -         7,672           551        15,417
  Other interest                                     20,538        42,491        61,239        95,049
                                                 ----------    ----------    ----------    ----------
      Total interest and dividend income          2,151,050     2,385,088     4,428,875     4,781,249
                                                 ----------    ----------    ----------    ----------

Interest expense:
  Interest on deposits                              764,953     1,050,147     1,663,938     2,111,729
  Interest on securities sold under agreement
   to repurchase                                      1,285        11,003         3,399        24,175
  Interest on Federal Home Loan Bank advances        80,023        91,541       164,538       142,925
                                                 ----------    ----------    ----------    ----------
      Total interest expense                        846,261     1,152,691     1,831,875     2,278,829
                                                 ----------    ----------    ----------    ----------
      Net interest and dividend income            1,304,789     1,232,397     2,597,000     2,502,420
  Provision for loan losses                          30,000        30,000        80,000       115,000
                                                 ----------    ----------    ----------    ----------
      Net interest income after provision
       for loan losses                            1,274,789     1,202,397     2,517,000     2,387,420
                                                 ----------    ----------    ----------    ----------

Other income:
  Service charges on deposit accounts                43,815        34,964        92,771        72,859
  Securities gains, net                                   -        77,953        17,062       153,677
  Gains (losses) on mortgages sold, net              73,109        (1,532)      259,526        16,330
  Other income                                       67,660        59,854       156,138       135,897
                                                 ----------    ----------    ----------    ----------
      Total other income                            184,584       171,239       525,497       378,763
                                                 ----------    ----------    ----------    ----------

Other expense:
  Salaries and employee benefits                    421,653       464,938       851,752       902,200
  Occupancy expense                                  40,641        50,349        82,181        97,391
  Equipment expense                                  50,548        42,568        99,588        86,700
  Data processing expense                            92,949        76,676       187,713       148,181
  Directors' fees                                    22,050        13,650        35,050        28,550
  Legal and professional fees                        47,271        64,704        94,718       135,306
  Other expenses                                    165,589       164,602       339,955       339,958
                                                 ----------    ----------    ----------    ----------
      Total other expenses                          840,701       877,487     1,690,957     1,738,286
                                                 ----------    ----------    ----------    ----------
      Income before income taxes                    618,672       496,149     1,351,540     1,027,897
  Income taxes                                      226,425       178,475       492,625       367,038
                                                 ----------    ----------    ----------    ----------
      Net income                                 $  392,247    $  317,674    $  858,915    $  660,859
                                                 ==========    ==========    ==========    ==========

Comprehensive income                             $  261,133    $  208,996    $  895,417    $  418,731
                                                 ==========    ==========    ==========    ==========

Earnings per common share                        $     0.45    $     0.33    $     0.97    $     0.67
                                                 ==========    ==========    ==========    ==========
Earnings per common share, assuming dilution     $     0.43    $     0.32    $     0.93    $     0.67
                                                 ==========    ==========    ==========    ==========

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                       Six Months ended March 31, 2002
                       -------------------------------
                                 (unaudited)


                                                                Unallocated
                                                               Employee Stock                             Accumulated
                                                                 Ownership                                   Other
                              Common     Paid-In     Retained       Plan        Treasury     Unearned    Comprehensive
                              Stock      Capital     Earnings      Shares         Stock    Compensation  Income (Loss)    Total
                              ------     -------     --------  --------------   --------   ------------  -------------    ------

Balance, September 30, 2001   $14,547  $13,901,279  $12,676,198  $(389,483)   $(8,749,737)  $(137,429)    $(404,687)   $16,910,688
Employee Stock Ownership Plan               46,499                                                                          46,499
ESOP shares released                                                44,092                                                  44,092
Recognition and retention plan              36,080                                                                          36,080
Distribution of RRP shares                (137,429)                                           137,429                            -
Purchase of treasury stock                                                       (576,195)                                (576,195)
Exercise of stock options and
 related tax benefit                        (8,182)                                69,866                                   61,684
Dividends declared                                     (221,310)                                                          (221,310)
Comprehensive income:
  Net income                                            858,915
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       36,502
  Comprehensive Income                                                                                                     895,417
                              -------  -----------  -----------  ---------    -----------   ---------     ---------    -----------
Balance, March 31, 2002       $14,547  $13,838,247  $13,313,803  $(345,391)   $(9,256,066)          -     $(368,185)   $17,196,955
                              =======  ===========  ===========  =========    ===========   =========     =========    ===========


                       Six Months ended March 31, 2001
                       -------------------------------
                                 (unaudited)

                                                                Unallocated
                                                               Employee Stock                             Accumulated
                                                                 Ownership                                   Other
                              Common     Paid-In     Retained       Plan        Treasury     Unearned    Comprehensive
                              Stock      Capital     Earnings      Shares         Stock    Compensation  Income (Loss)    Total
                              ------     -------     --------  --------------   --------   ------------  -------------    ------

Balance, September 30, 2000   $14,547  $13,901,452  $11,669,877  $(477,668)   $(6,850,722)  $(291,097)    $  25,674    $17,992,063
Employee Stock Ownership Plan               20,449                                                                          20,449
ESOP shares released                                                44,092                                                  44,092
Recognition and retention plan              57,457                                                                          57,457
Distribution of RRP shares                (150,556)                                           150,556
Purchase of treasury stock                                                       (180,532)                                (180,532)
Exercise of stock options and
 related tax benefit                        (3,513)                                 9,781                                    6,268
Dividends declared                                     (194,754)                                                          (194,754)
Comprehensive income:
  Net income                                            660,859
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                     (242,128)
  Comprehensive Income                                                                                                     418,731
                              -------  -----------  -----------  ---------    -----------   ---------     ---------    -----------
Balance, March 31, 2001       $14,547  $13,825,289  $12,135,982  $(433,576)   $(7,021,473)  $(140,541)    $(216,454)   $18,163,774
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Six Months Ended March 31, 2002 and 2001
              ------------------------------------------------


                                                                    2002            2001
                                                                    ----            ----
                                                                 (unaudited)     (unaudited)

Cash flows from operating activities
  Net income                                                    $    858,915     $   660,859
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Gains on sales of investment securities, net                   (17,062)       (153,677)
      (Amortization) accretion of investment securities, net         217,777          (1,582)
      Provision for loan loss                                         80,000         115,000
      Change in unearned income                                         (678)          8,652
      Net gains on sales of loans                                   (259,526)        (16,330)
      Depreciation and amortization                                  101,984          89,432
      Loss on disposal of equipment                                    1,071               -
      Amortization of mortgage servicing rights                       12,706               -
      Increase in mortgage servicing rights                         (245,565)              -
      Increase in accrued interest receivable                        (43,333)        (70,920)
      Increase in prepaid expenses                                   (17,339)        (12,147)
      Decrease in other assets                                            36           6,605
      Recognition and retention plan (RRP)                            36,080          57,457
      Decrease in accrued expenses                                   (36,599)       (111,942)
      Increase (decrease) in taxes payable                            77,238         (17,726)
      Decrease in accrued interest payable                              (172)            (70)
      Decrease in other liabilities                                  (90,980)        (13,496)
                                                                ------------     -----------
Net cash provided by operating activities                            674,553         540,115
                                                                ------------     -----------

Cash flows from investing activities
  Purchases of available-for-sale securities                      (4,112,161)     (2,789,641)
  Proceeds from sales of available-for-sale securities                60,868         517,651
  Proceeds from maturities of available-for-sale securities          629,203         550,717
  Purchases of held-to-maturity securities                       (12,132,422)     (4,636,256)
  Proceeds from maturities of held-to-maturity securities          7,022,884       7,033,475
  Purchase of Federal Home Loan Bank Stock                                 -        (157,300)
  Loan originations and principal collections, net               (11,805,518)     (8,387,853)
  Proceeds from sales of loans                                    17,054,513       2,650,396
  Capital expenditures                                               (69,986)        (37,290)
                                                                ------------     -----------
  Net cash used in by investing activities                        (3,352,619)     (5,256,101)
                                                                ------------     -----------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW and
   savings accounts                                                4,941,686      (4,569,271)
  Net increase (decrease) in time deposits                        (2,528,680)      3,458,426
  Net decrease in securities sold under agreements
   to repurchase                                                    (342,747)       (102,667)
  Proceeds from Federal Home Loan Bank long-term advances                  -       4,500,000
  Repayments of Federal Home Loan Bank long-term advances         (2,043,310)     (2,041,760)
  Net change in Federal Home Loan Bank short-term advances                 -       2,000,000
  Proceeds from exercise of stock options                             61,684           6,268
  Dividends paid                                                    (221,310)       (194,754)
  Employee Stock Ownership Plan                                       46,499          20,449
  Unallocated ESOP shares released                                    44,092          44,092
  Purchase of treasury stock                                        (576,195)       (180,532)
                                                                ------------     -----------
  Net cash (used in) provided by financing activities               (618,281)      2,940,251
                                                                ------------     -----------

Decrease in cash and cash equivalents                             (3,296,347)     (1,775,735)
Cash and cash equivalents at beginning of period                  10,835,279       6,830,473
                                                                ------------     -----------
Cash and cash equivalents at end or period                      $  7,538,932     $ 5,054,738
                                                                ============     ===========

Supplemental disclosures
Interest paid                                                   $  1,832,047     $ 2,278,829
Income taxes paid                                                    415,387         434,470

              The accompanying notes are integral part of these
                condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2001. The results of operations for the six-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

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

      Statement of Financial Accounting Standards No. 141, Business Combinations, improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141, Goodwill and Other Intangible Assets, requires that the purchase method be used for business combinations initiated after June 30, 2001. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

      Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Management does not anticipate any impact on the consolidated financial statements upon adoption of this statement.

      Note 4 - Earnings per Share

      Earnings per share (EPS) for the three months and six months ended March 31, 2002 and 2001 have been calculated according to the guidelines of FASB Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

      Reconciliation of the numerators and the denominators in the calculation of basic and diluted earnings per share are as follows:


                                                           Income          Shares       Per Share
                                                        (Numerator)    (Denominator)      Amount
                                                        -----------    -------------    ---------

Three Months Ended March 31, 2002
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $392,247         875,806         $0.45
  Effect of dilutive securities options and warrants                       42,748
                                                         --------         -------
Diluted EPS
-----------
  Income available to common stockholders                $392,247         918,554         $0.43
                                                         ========         =======

Three Months Ended March 31, 2001
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $317,674         975,829         $0.33
  Effect of dilutive securities options and warrants                       22,532
                                                         --------         -------
Diluted EPS
-----------
  Income available to common stockholders                $317,674         998,361         $0.32
                                                         ========         =======

Six Months ended March 31, 2002
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $858,915         883,990         $0.97
  Effect of dilutive securities options and warrants                       37,188
                                                         --------         -------
Diluted EPS
-----------
  Income available to common stockholders                $858,915         921,178         $0.93
                                                         ========         =======





                                                           Income          Shares       Per Share
                                                        (Numerator)    (Denominator)      Amount
                                                        -----------    -------------    ---------

Six Months Ended March 31, 2001
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $660,859         979,304         $0.67
  Effect of dilutive securities options and warrants                       14,081
                                                         --------         -------
Diluted EPS
-----------
  Income available to common stockholders                $660,859         993,385         $0.67
                                                         ========         =======

      Note 5 - Dividends

      On February 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.12 per share of common stock, which was paid on March 20, 2002 to stockholders of record on March 6, 2002.

      Note 6 - Recent Developments

      During the quarter ended March 31, 2002 the Company repurchased 1,360 shares of its common stock. The Company issued 500 treasury shares due to exercised employee stock options. At March 31, 2002, the Company had 540,003 treasury shares.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 2002, there were 914,747 shares of the common stock of the company outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

      The Company had average shares outstanding of 915,087 at March 31, 2002, as compared to 975,829 average shares outstanding at March 31, 2001. The Company has continued with its stock buy-back programs. At March 31, 2002, the Company had repurchased a total of 540,003 shares, or 37.12% of its common stock, leaving 914,747 shares issued and outstanding.

Comparison of Financial Condition at March 31, 2002 and September 30, 2001.

      The Company's total assets increased by $200,000 or 0.1% for the six months ended March 31, 2002, from $147.4 million at September 30, 2001 to $147.6 million at March 31, 2002. Total deposits increased $2.4 million or 2.0%, from $122.2 million at September 30, 2001 to $124.6 million at March 31, 2002. This increase was due, in part to seasonal deposits in NOW accounts, regular savings accounts and Money Market Deposit accounts during the period. Total net loans were $107.5 million or 86.3% of total deposits at March 31, 2002, as compared to $112.6 million or 92.1% of total deposits at September 30, 2001, representing a decrease of $5.1 million for the period. This decrease was due, in part, to the large number of 1-4 family mortgages that were re-written, due to lower market rates, and then sold by the Bank on the secondary market. Investment securities were $28.7 million or 19.4% of total assets at March 31, 2002, as compared to $20.2 million or 13.7% of total assets at September 30, 2001. Investment securities increased $8.5 million or 43.7% due, in part, to the reinvestment of cash flows generated from loan payoffs and sold loans into short-term securities.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased from $7.3 million at September 30, 2001 to $5.2 million at March 31, 2002. The decrease of $2.1 million was the result of the repayment of maturing debt along with normal amortization of long term borrowings.

      Securities sold under agreements to repurchase (sweep accounts for commercial depositors) decreased from $675,000 at September 30, 2001 to $333,000 at March 31, 2002. The decrease was attributed to the increased seasonal needs of our commercial demand deposit customers.

Stockholders' equity was $17.2 million at March 31, 2002, as compared to $16.9 million at September 30, 2001, an increase of $286,000. This change was primarily the result of net income, net of dividends paid to stockholders, added to retained earnings of $638,000, an increase in accumulated other comprehensive income of $37,000, and the scheduled discharge of liabilities on stock based employee benefit plans of $187,000 (ESOP, RRP, and stock options), off-set in part by the purchase of treasury shares under the Company's stock repurchase programs at a cost of $576,000. The ratio of stockholders' equity to total assets was 11.65% at March 31, 2002, and the book value per share of common stock was $18.80, compared to 11.48% and $18.01, respectively, at September 30, 2001.

      The ratio of the allowance for loan losses to total loans was .94% at March 31, 2002. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank plans to continue to set aside additional general reserves as well as specific reserves for commercial loans and large residential mortgages.

      Three Months Ended March 31, 2002 and 2001

      Net Income. The Company's net income for the three months ended March 31, 2002 was $392,000, as compared to $317,000 for the three months ended March 31, 2001. The increase in net income of $75,000 was due, in part, to a decrease in interest and dividend income of $234,000 that was more than offset by a decrease in interest expense of $306,000. Other key factors included an increase in other income of $14,000, a decrease in other expenses of $37,000 and an increase in income taxes of $48,000. The annualized return on average assets (ROA) for the three months ended March 31, 2002 was 1.07%, an increase of 13 basis points, as compared to 0.94% for the same period of the prior year. The annualized return on average equity
(ROE) for the three months ended March 31, 2002 was 9.15%, an increase of 216 basis points, as compared to 6.99% for the same period of the previous year. Interest and dividend income decreased, primarily as the result of low interest rates, loan payoffs, and loan sales during the period. The decrease in interest expense was primarily due to a reduction in the general level of interest rates while total deposits rose only slightly.

      Net Interest and Dividend Income. Net interest and dividend income was $1.3 million for the three-month period ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. The $72,000 increase was the result of a $234,000 decrease in interest and dividend income, offset by a $306,000 decrease in interest expense. The net interest margin for the three months ended March 31, 2002 was 3.70%, a decrease of 14 basis points, as compared to 3.84% for the three months ended March 31, 2001. The decrease in net interest margin was primarily the result of a decrease in the yield on earning assets.

      Interest Expense. Total interest expense for the three months ended March 31, 2002 was $846,000, as compared to $1.15 million for the same period of the prior year, a decrease of $304,000. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan losses during the quarter ended March 31, 2002, as compared to $30,000 for the quarter ended March 31, 2001. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans decreased $3.0 million for the three months ended March 31, 2002, primarily due to 1-4 family loan sales. This decrease aided in improving the Bank's allowance for loan loss to .94 % of total loans at March 31, 2002. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended March 31, 2002. As of March 31, 2002, the Bank had no non-performing loans.

      Other Income. Total other income for the three-month period ended March 31, 2002 was $185,000, as compared to $171,000 for the three months ended March 31, 2001. The $14,000 increase was primarily the result of an increase in service charge income of $9,000, an increase in net gains on mortgages sold of $75,000, and an increase in other income of $8,000. This was offset, in part, by a decrease in net gains realized from the sale of investment securities of $78,000 as no securities were sold during the period.

      Operating Expenses. Operating expenses for the three months ended March 31, 2002 were $841,000, as compared to $878,000 for the three months ended March 31, 2001. The $37,000 decrease was primarily due to the combination of a decrease in salaries and employee benefits of $43,000, a decrease in occupancy expense of $10,000, and a decrease in legal and professional costs of $17,000, combined with an increase in data processing expense of $16,000, an increase in equipment expense of $8,000, an increase in Directors' fees of $8,000 and an increase in other expenses of $1,000. The annualized ratio of operating expenses to average total assets for the three months ended March 31, 2002 was 2.30%, as compared to 2.58% for the three-month period ended March 31, 2001, a decrease of 28 basis points. The decrease in salary and employee benefits was due, substantially, to the recent elimination of the Bank's defined benefit retirement plan. The decrease in legal and professional cost was due to the absence of third party consultants utilized during the same period of the previous year. Data Processing expense increased, in part, due to the increased operating costs of Internet Banking and bill paying as well as Internet Cash Management and bill paying for our business customers.

      Six months Ended March 31, 2002 and 2001

      Net Income. The Company's net income for the six months ended March 31, 2002 was $859,000 as compared to $661,000 at March 31, 2001, and increase of $198,000, or 30.0%. This was primarily due to a decrease in interest and dividend income of $352,000, offset by a decrease in interest expense of $447,000, and a decrease in the provision for loan losses of $35,000, an increase in other income of $147,000, a decrease on other expenses of $47,000 and an increase in taxes of $126,000. The annualized return on average equity (ROE) for the six months ended March 31, 2002 was 10.04%, an increase of 274 basis points, as compared to 7.30% for the six months ended March 31, 2001.

      Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2002 was $4.4 million, a decrease of $352,000 as compared to $4.7 million for the six-month period ended March 31, 2001. The decrease in interest and dividend income is attributable to lower interest rates on loans and other investments as well as a reduction of loans held for investment from 100.0% of total deposits at March 31, 2001 to 86.3% at March 31, 2002. Although the investment portfolio grew $10.2 million from $18.5 million at March 31, 2001 to $28.7 million at March 31, 2002, investment and other interest income decreased $122,000 due to the decrease in interest rates generally and the Bank's strategy of investing in short term, lower yielding securities in anticipation of rising interest rates. Management believes it is well positioned for a rising rate scenario. In the short term, profitability will remain relatively unchanged as the effects of higher earning assets being replaced with lower earning assets are offset by the effects of higher costing term deposits and borrowings being replaced with lower costing term deposits and borrowings.

      Interest Expense. Interest expense for the six months ended March 31, 2002 was $1.8 million, including $165,000 in interest on FHLB advances, which is a decrease of $447,000 from $2.2 million for the six months ended March 31, 2001. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period. There was a $448,000 decrease in interest on deposits and a $21,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase.

      Net Interest and Dividend Income. Net interest and dividend income for the six-month period ended March 31, 2002 was $2.5 million as compared to $2.4 million for the six months ended March 31, 2001. The net interest margin for the six months ended March 31, 2002 was 3.70%, a decrease of 14 basis points as compared to 3.84% for the six months ended March 31, 2001. The annualized return on average assets (ROA) for the six-month period ended March 31, 2002 was 1.17%, an increase of 19 basis points, as compared to 0.98% for the same period of the prior year. The reason for the increase in the ROA was primarily due to the increase in gains on sales of current production loans, and decreases in the amount provided for loan loss and other expenses.

      Provision for Loan Losses. The Bank added $80,000 to its allowance for loan loss account for the six months ended March 31, 2002 which is $35,000 less than the $115,000 added for six months period ended March 31, 2001. The loan loss provision was decreased due to the reduction in the Bank's loan portfolio due to the sale of loans. It had been increased in the previous year to better align the reserve with the size and risk associated with the portfolio at that time. At March 31, 2002, the Bank had no loans 30 days or more delinquent. The Bank's allowance for loan losses was 0.94% of total loans at March 31, 2002. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Total other income for the six-month period ended March 31, 2002 was $525,000 as compared to $379,000 for the six months ended March 31, 2001. The $146,000 increase is primarily the result of an increase of $243,000 in gains on loans sold offset, in part by a decrease of $137,000 in securities gains net, on the sale of investment securities taken during the six months ended March 31, 2002. Other income increased $20,000 during the same six-month comparative. The $20,000 increase consisted of increases in check fees of $2,000, increases in ATM fees collected of $13,000, increases in loan servicing fee income of $15,000 and increases in loan processing fees, wire transfer fees, and prepayment penalty fees of $15,000. These were offset by a decrease in rental income of $18,000 and a decrease in tellers over of $7,000.

      Operating Expenses. Operating expenses for the six months ended March 31, 2002 were $1.69 million as compared to $1.74 million for the six months ended March 31, 2001. The $47,000 decrease was primarily due to a decrease in salaries and employee benefits expense of $50,000, a decrease in occupancy expense of $15,000, and a decrease in legal and professional fees of $41,000 partially offset by an increase in equipment expense of $13,000, an increase in data processing expense of $40,000, and an increase in directors fees of $6,000. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 2002 was 2.30% as compared to 2.58% for the six-month period ended March 31, 2001. The decrease in salary and employee benefits was due, substantially, to the recent elimination of the Bank's defined benefit retirement plan. The decrease in legal and professional cost was due to the absence of third party consultants utilized during the same period of the previous year. Data Processing expense increased, in part, due to the increased operating costs of Internet Banking and bill paying as well as Internet Cash Management and bill paying for our business customers.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 2002 was 27.82%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 2002, regulatory liquidity totaled $35.5 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At March 31, 2002, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.2 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At March 31, 2002, the Bank had $10.2 million in outstanding residential and commercial commitments to originate loans, as well as $21.0 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. At March 31, 2002, certificates of deposit that are scheduled to mature in one year or less totaled $43.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 2002 the Bank exceeded all of its regulatory capital requirements.

                              OTHER INFORMATION

Part II.

Item 1.     Legal Proceedings
                  None

Item 2.     Changes in Securities and Use of Proceeds
                  None

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders ("Meeting") on January 15, 2002. All of the proposals submitted to stockholders and the tabulation of votes for each proposal is as follows:

            1. Election of three candidates to the Board of Directors to serve for a three-year term.

            The number of votes cast with respect to this matter were as follows:

      -------------------------------------------------------
      Nominee                For       %      Withhold     %
      -------------------------------------------------------
      Wayne C. Lamson      833,141    99.6     3,395      0.4
      -------------------------------------------------------
      Gardener L. Lewis    832,765    99.5     3,771      0.5
      -------------------------------------------------------
      Eileen C. Miskell    833,166    99.6     3,370      0.4
      -------------------------------------------------------

            2. Ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent public accountants for the fiscal year ending September 30, 2002.

      ---------------------------------------------------
        For       %      Against     %     Abstain     %
      ---------------------------------------------------
      832,594    99.6     1,082     0.1     2,860     0.3
      ---------------------------------------------------

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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  May 3, 2002                By: /s/ Santo P. Pasqualucci
       ---------------                ------------------------
                                      Santo P. Pasqualucci
                                      President and Chief Executive Officer


Date:  May 3, 2002                By: /s/ George E. Young, III
       ---------------                ------------------------
                                      George E. Young, III
                                      Senior Vice President and
                                      Chief Financial Officer