Form 10QSB
period 2002-06-30
FALMOUTH BANCORP INC
filed 2002-08-13
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                             ____________________

                                 FORM 10-QSB

                                 (Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to _________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                                           Outstanding at
           Class                                           June 30, 2002
           -----                                           --------------

Common Stock, Par Value $.01                                  898,679

      Transitional small business disclosure format:
                          Yes  [ ]          No  [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION                                         Page

Item 1    Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 2002 and September 30, 2001                             1

          Condensed Consolidated Statements of Income
          For Three and Nine months Ended June 30, 2002 and 2001           2

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity For Nine months Ended June 30, 2002
          and 2001                                                         3

          Condensed Consolidated Statements of Cash Flows
          For Nine months Ended June 30, 2002 and 2001                   4-5

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                     6-8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Operating Results                                         9-13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities and Use of Proceeds                       14

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    June 30, 2002 and September 30, 2001
                    ------------------------------------


                                                                                     June 30,       September 30,
                                                                                       2002              2001
                                                                                     --------       ------------
                                                                                   (unaudited)

ASSETS
Cash, due from banks, and interest bearing deposits                                $  2,528,914      $  3,521,609
Federal funds sold                                                                    6,903,174         7,313,670
                                                                                   ------------      ------------
      Total cash and cash equivalents                                                 9,432,088        10,835,279
Investments in available-for-sale securities (at fair value)                         17,430,588         9,381,853
Investments in held-to-maturity securities (fair values of $16,994,755 as of
 June 30, 2002 and $10,036,408 as of September 30, 2001)                             16,990,872         9,948,877
Federal Home Loan Bank stock, at cost                                                   878,000           878,000
Loans, net                                                                          106,350,214       112,554,093
Premises and equipment                                                                1,823,538         1,897,697
Accrued interest receivable                                                             917,467           830,421
Cooperative Central Bank Reserve Fund Deposit                                           395,395           395,395
Other assets                                                                          1,153,904           717,147
                                                                                   ------------      ------------
      Total Assets                                                                 $155,372,066      $147,438,762
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                              $ 18,274,219      $ 16,147,253
  Interest-bearing                                                                  114,821,441       106,028,583
                                                                                   ------------      ------------
      Total deposits                                                                133,095,660       122,175,836
Securities sold under agreements to repurchase                                          396,945           675,756
Advances from Federal Home Loan Bank of Boston                                        5,201,008         7,267,948
Other liabilities                                                                       314,715           354,534
                                                                                   ------------      ------------
      Total Liabilities                                                             139,008,328       130,474,074
                                                                                   ------------      ------------
Minority preferred stockholders' equity in a subsidiary company of
 Falmouth Co-operative Bank                                                              53,500            54,000
                                                                                   ------------      ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized 500,000 shares;
   none issued
  Common stock, par value $.01 per share, authorized 2,500,000 shares;
   issued 1,454,750 shares                                                               14,547            14,547
  Paid-in capital                                                                    13,895,526        13,901,279
  Retained earnings                                                                  13,622,608        12,676,198
  Unallocated Employee Stock Ownership Plan shares                                     (323,345)         (389,483)
  Treasury stock (556,071 shares as of June 30, 2002;
   516,743 shares as of September 30, 2001)                                          (9,844,997)       (8,749,737)
  Unearned compensation                                                                (477,088)         (137,429)
  Accumulated other comprehensive loss                                                 (577,013)         (404,687)
                                                                                   ------------      ------------
      Total stockholders' equity                                                     16,310,238        16,910,688
                                                                                   ------------      ------------
      Total liabilities and stockholders' equity                                   $155,372,066      $147,438,762
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                 (unaudited)


                                                      Three Months Ended              Nine months Ended
                                                  --------------------------      --------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     2002            2001            2002            2001
                                                   --------        --------        --------        --------

Interest and dividend income:
  Interest and fees on loans                      $1,860,975      $2,147,048      $5,779,848      $6,296,294
Interest and dividends on securities:
  Taxable                                            318,263         210,129         723,753         674,503
  Dividends on marketable equity securities           19,209          24,200          61,931          81,363
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                     -           7,378             551          22,795
  Other interest                                      29,302          51,228          90,541         146,277
                                                  ----------      ----------      ----------      ----------
      Total interest and dividend income           2,227,749       2,439,983       6,656,624       7,221,232
                                                  ----------      ----------      ----------      ----------
Interest expense:
  Interest on deposits                               714,616       1,019,785       2,378,554       3,131,514
  Interest on securities sold under agreement
   to repurchase                                         857           7,193           4,256          31,368
  Interest on Federal Home Loan Bank
   advances                                           62,799         116,095         227,337         259,020
                                                  ----------      ----------      ----------      ----------
      Total interest expense                         778,272       1,143,073       2,610,147       3,421,902
                                                  ----------      ----------      ----------      ----------
      Net interest and dividend income             1,449,477       1,296,910       4,046,477       3,799,330
  Provision for loan losses                           30,000          30,000         110,000         145,000
                                                  ----------      ----------      ----------      ----------
      Net interest income after provision
       for loan losses                             1,419,477       1,266,910       3,936,477       3,654,330
                                                  ----------      ----------      ----------      ----------
Other income:
  Service charges on deposit accounts                 43,450          39,084         136,221         111,943
  Securities gains (losses), net                     (70,020)         39,340         (52,958)        193,017
  Gains (losses) on mortgages sold, net               78,560           1,116         338,086          17,446
  Other income                                        82,846          75,205         238,984         211,102
                                                  ----------      ----------      ----------      ----------
      Total other income                             134,836         154,745         660,333         533,508
                                                  ----------      ----------      ----------      ----------
Other expense:
  Salaries and employee benefits                     434,746         423,892       1,286,498       1,326,092
  Occupancy expense                                   38,182          51,124         120,363         148,515
  Equipment expense                                   44,706          47,305         144,294         134,005
  Data processing expense                            103,849          87,832         291,562         236,013
  Directors' fees                                     17,900          12,900          52,950          41,450
  Legal and professional fees                         55,559          49,849         150,277         185,155
  Other expenses                                     178,147         171,445         518,102         511,403
                                                  ----------      ----------      ----------      ----------
      Total other expenses                           873,089         844,347       2,564,046       2,582,633
                                                  ----------      ----------      ----------      ----------
      Income before income taxes                     681,224         577,308       2,032,764       1,605,205
  Income taxes                                       253,667         202,645         746,292         569,683
                                                  ----------      ----------      ----------      ----------
      Net income                                  $  427,557      $  374,663      $1,286,472      $1,035,522
                                                  ==========      ==========      ==========      ==========

Comprehensive income                              $  218,728      $  352,035      $1,114,146      $  770,766
                                                  ==========      ==========      ==========      ==========

Earnings per common share                              $0.49           $0.39           $1.46           $1.06
                                                       =====           =====           =====           =====
Earnings per common share, assuming dilution           $0.46           $0.38           $1.39           $1.05
                                                       =====           =====           =====           =====

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     --------------------------------------------------------------------

                       Nine months ended June 30, 2002
                       -------------------------------
                                 (unaudited)


                                                                 Unallocated
                                                                Employee Stock                           Accumulated
                                                                  Ownership                                 Other
                              Common     Paid-In     Retained        Plan       Treasury     Unearned   Comprehensive
                              Stock      Capital     Earnings       Shares       Stock     Compensation Income (Loss)    Total
                              ------     -------     --------   --------------  --------   ------------ -------------    -----

Balance, September 30, 2001   $14,547  $13,901,279  $12,676,198   $(389,483)  $(8,749,737)  $(137,429)   $(404,687)   $16,910,688
Employee Stock Ownership Plan               77,746                                                                         77,746
ESOP shares released                                                 66,138                                                66,138
Recognition and retention plan              53,825                                           (477,088)                   (423,263)
Distribution of RRP shares                (137,429)                                           137,429                           -
Purchase of treasury stock                                                     (1,328,901)                             (1,328,901)
Exercise of stock options and
related tax benefit                            105                                233,641                                 233,746
Dividends declared                                     (340,062)                                                         (340,062)
Comprehensive income:
  Net income                                          1,286,472
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                    (172,326)
  Comprehensive Income                                                                                                  1,114,146
                              -------  -----------  -----------   ---------   -----------   ---------    ---------    -----------
Balance, June 30, 2002        $14,547  $13,895,526  $13,622,608   $(323,345)  $(9,844,997)  $(477,088)   $(577,013)   $16,310,238
                              =======  ===========  ===========   =========   ===========   =========    =========    ===========

                       Nine months ended June 30, 2001
                       -------------------------------
                                 (unaudited)


                                                                 Unallocated
                                                                Employee Stock                           Accumulated
                                                                  Ownership                                 Other
                              Common     Paid-In     Retained        Plan       Treasury     Unearned   Comprehensive
                              Stock      Capital     Earnings       Shares       Stock     Compensation    Income        Total
                              ------     -------     --------   --------------  --------   ------------ -------------    -----

Balance, September 30, 2000   $14,547  $13,901,452  $11,669,877   $(477,668)  $(6,850,722)  $(291,097)   $  25,674    $17,992,063
Employee Stock Ownership Plan               34,300                                                                         34,300
ESOP shares released                                                 66,138                                                66,138
Recognition and retention plan              82,759                                                                         82,759
Distribution of RRP shares                (153,668)                                           153,668                           -
Purchase of treasury stock                                                       (427,432)                               (427,432)
Exercise of stock options and
 related tax benefit                        (8,521)                                74,453                                  65,932
Dividends declared                                     (306,163)                                                         (306,163)
Comprehensive income:
  Net income                                          1,035,522
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                    (264,756)
  Comprehensive Income                                                                                                    770,766
                              -------  -----------  -----------   ---------   -----------   ---------    ---------    -----------
Balance, June 30, 2001        $14,547  $13,856,322  $12,399,236   $(411,530)  $(7,203,701)  $(137,429)   $(239,082)   $18,278,363
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Nine months Ended June 30, 2002 and 2001
              ------------------------------------------------


                                                                         2002              2001
                                                                         ----              ----
                                                                     (unaudited)       (unaudited)

Cash flows from operating activities
  Net income                                                         $  1,286,472      $  1,035,522
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      (Gains) losses on sales of investment securities, net                52,958          (193,017)
      Amortization of investment securities, net                          313,254             8,527
      Provision for loan loss                                             110,000           145,000
      Change in unearned income                                            (2,242)           80,206
      Net gains on sales of loans                                        (338,086)          (17,446)
      Depreciation and amortization                                       145,375           139,253
      Loss on disposal of equipment                                         1,071                 -
      Amortization of mortgage servicing rights                            20,547                 -
      Increase in mortgage servicing rights                              (308,934)                -
      Increase in accrued interest receivable                             (87,046)          (23,366)
      (Increase) decrease in prepaid expenses                              (6,311)            3,442
      Increase in other assets                                               (410)           (1,124)
      Recognition and retention plan (RRP)                                 53,825            82,759
      Decrease in minority interests in a consolidated
       subsidiary of Falmouth Co-operative Bank                              (500)                -
      Increase (decrease) in accrued expenses                               1,663           (77,075)
      Increase (decrease) in taxes payable                               (114,191)          121,313
      Increase in accrued interest payable                                      5                79
      Decrease in other liabilities                                       (41,487)          (43,256)
                                                                     ------------      ------------
  Net cash provided by operating activities                             1,085,963         1,260,817
                                                                     ------------      ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                           (9,875,415)       (4,165,129)
  Proceeds from sales of available-for-sale securities                     60,881           841,009
  Proceeds from maturities of available-for-sale securities             1,350,285         2,200,569
  Purchases of held-to-maturity securities                            (19,471,386)       (9,160,046)
  Proceeds from maturities of held-to-maturity securities              12,278,909        11,547,756
  Purchase of Federal Home Loan Bank Stock                                      -          (157,300)
  Loan originations and principal collections, net                    (17,036,358)      (13,159,446)
  Proceeds from sales of loans                                         23,470,564         2,733,511
  Capital expenditures                                                    (72,287)          (91,661)
                                                                     ------------      ------------
      Net cash used in by investing activities                         (9,294,807)       (9,410,737)
                                                                     ------------      ------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts            11,857,728         1,719,498
  Net increase (decrease) in time deposits                               (937,903)        5,897,052
  Net decrease in securities sold under agreements to repurchase         (278,811)         (178,132)
  Proceeds from Federal Home Loan Bank long-term advances                       -         6,500,000
  Repayments of Federal Home Loan Bank long-term advances              (2,066,940)       (4,562,916)
  Net change in Federal Home Loan Bank short-term advances                      -         2,000,000
  Proceeds from exercise of stock options                                 233,746            65,932
  Dividends paid                                                         (340,062)         (306,163)
  Employee Stock Ownership Plan                                            77,746            34,300
  Unallocated ESOP shares released                                         66,138            66,138
  Purchase of company shares for RRP Trust                               (477,088)                -
  Purchase of treasury stock                                           (1,328,901)         (427,432)
                                                                     ------------      ------------
      Net cash provided by financing activities                         6,805,653        10,808,277
                                                                     ------------      ------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Nine months Ended June 30, 2002 and 2001
              ------------------------------------------------
                                 (continued)


                                                                         2002              2001
                                                                         ----              ----
                                                                     (unaudited)       (unaudited)


Increase (decrease) in cash and cash equivalents                       (1,403,191)        2,658,357
Cash and cash equivalents at beginning of period                       10,835,279         6,830,473
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $  9,432,088      $  9,488,830
                                                                     ============      ============

Supplemental disclosures

  Interest paid                                                      $  2,610,142      $  3,421,902
  Income taxes paid                                                       860,483           628,220

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2001. The results of operations for the nine-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

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

      Statement of Financial Accounting Standards No. 141, Business Combinations, improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141, Goodwill and Other Intangible Assets, requires that the purchase method be used for business combinations initiated after June 30, 2001. Adoption of this Statement had no impact on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, will be January 1, 2002. Adoption of this Statement had no impact on the consolidated financial statements.

      Note 4 - Earnings per Share

      Earnings per share (EPS) for the three months and nine months ended June 30, 2002 and 2001 have been calculated according to the guidelines of FASB Statement 128. ESOP shares are only considered outstanding for earnings per share calculations when they are committed to be released.

Reconciliation of the numerators and the denominators in the calculation of basic and diluted earnings per share are as follows:


                                                           Income           Shares         Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -----------     -------------     ---------

Three Months Ended June 30, 2002
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $  427,557         873,431          $0.49
  Effect of dilutive securities options and warrants                         53,659
                                                         ----------         -------
Diluted EPS
-----------
  Income available to common stockholders                $  427,557         927,090          $0.46
                                                         ==========         =======

Three Months Ended June 30, 2001
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $  374,663         964,798          $0.39
  Effect of dilutive securities options and warrants                         21,633
                                                         ----------         -------
Diluted EPS
-----------
  Income available to common stockholders                $  374,663         986,431          $0.38
                                                         ==========         =======

Nine months ended June 30, 2002
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $1,286,472         880,471          $1.46
  Effect of dilutive securities options and warrants                         45,678
                                                         ----------         -------
Diluted EPS
-----------
  Income available to common stockholders                $1,286,472         926,149          $1.39
                                                         ==========         =======





                                                           Income           Shares         Per Share
                                                         (Numerator)     (Denominator)      Amount
                                                         -----------     -------------     ---------

Nine months Ended June 30, 2001
Basic EPS
---------
  Net income and income available to
   common stockholders                                   $1,035,522         974,468          $1.06
  Effect of dilutive securities options and warrants                         15,547
                                                         ----------         -------
Diluted EPS
-----------
  Income available to common stockholders                 1,035,522         990,015          $1.05
                                                         ==========         =======

      Note 5 - Dividends

      On May 21, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on June 20, 2002 to stockholders of record on June 6, 2002.

      Note 6 - Recent Developments

      During the quarter ended June 30, 2002 the Company repurchased 25,600 shares of its common stock. The Company issued 9,532 treasury shares due to exercised employee stock options. At June 30, 2002, the Company had 556,071 treasury shares.

      Note 7 - Contingency

      Falmouth Capital Corporation ("FCC"), a subsidiary of the Bank, was established in December 1999 as a Massachusetts-chartered real estate investment trust (the "REIT"). The Bank received dividends from FCC.

      The Bank, and several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries, have recently received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by the Bank and other institutions. The Bank received a Notice of Intent to assess a tax in the amount of $470,972 and intends to vigorously appeal this Notice. The Company has not recorded a loss provision in regard to the matter.

Part I. Item 2.          Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At June 30, 2002, there were 898,679 shares of the common stock of the company outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

      The Company had average shares outstanding of 873,431 in the three months ended June 30, 2002, as compared to 964,798 average shares outstanding in the three months ended June 30, 2001. The Company has continued with its stock buy-back programs. At June 30, 2002, the Company had a total of 556,071 shares of treasury stock, or 38.23% of its common stock, leaving 898,679 shares issued and outstanding.

Comparison of Financial Condition at June 30, 2002 and September 30, 2001.

      The Company's total assets increased by $7.9 million or 5.4% from $147.4 million at September 30, 2001, to $155.4 million at June 30, 2002. Total deposits increased $10.9 million or 8.9%, from $122.2 million at September 30, 2001 to $133.1 million at June 30, 2002. This increase was due, in part to seasonal deposits in NOW accounts, regular savings accounts and Money Market Deposit accounts during the period. Total net loans were $106.4 million or 80.0% of total deposits at June 30, 2002, as compared to $112.6 million or 92.1% of total deposits at September 30, 2001, representing a decrease of $6.2 million for the period. This decrease was due, in part, to the large number of 1-4 family mortgages that were re-written, due to lower market rates, and then sold by the Bank on the secondary market. Investment securities were $35.3 million or 22.7% of total assets at June 30, 2002, as compared to $20.2 million or 13.7% of total assets at September 30, 2001. Investment securities increased $15.1 million or 74.7% due, in part, to the reinvestment of cash flows generated from loan payoffs and sold loans into short-term securities.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased from $7.3 million at September 30, 2001 to $5.2 million at June 30, 2002. The decrease of $2.1 million was the result of the repayment of maturing debt along with normal amortization of long term borrowings.

      Securities sold under agreements to repurchase (sweep accounts for commercial depositors) decreased from $676,000 at September 30, 2001 to $397,000 at June 30, 2002. The decrease was attributed to the increased seasonal needs of our commercial demand deposit customers.

      Stockholders' equity was $16.3 million at June 30, 2002, as compared to $16.9 million at September 30, 2001, a decrease of $600,000. This change was primarily the result of net income, net of dividends paid to stockholders, added to retained earnings of $946,000 and the scheduled discharge of liabilities on stock based employee benefit plans of $431,000 (ESOP, RRP, and stock options), off-set in part by a decrease in accumulated other comprehensive income of $172,000, the purchase of treasury shares under the Company's stock repurchase programs at a cost of $1,328,000, and the purchase of company stock for the RRP Trust at a cost of $477,000. The ratio of stockholders' equity to total assets was 10.50% at June 30, 2002, and the book value per share of common stock was $18.15, compared to 11.47% and $18.01, respectively, at September 30, 2001.

      The ratio of the allowance for loan losses to total loans was .98% at June 30, 2002. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio. The Bank plans to continue to set aside additional general reserves as well as specific reserves for commercial loans and large residential mortgages.

      Three Months Ended June 30, 2002 and 2001

      Net Income. The Company's net income for the three months ended June 30, 2002 was $428,000, as compared to $375,000 for the three months ended June 30, 2001. The increase in net income of $53,000 was due, in part, to a decrease in interest and dividend income of $212,000 that was more than offset by a decrease in interest expense of $365,000. Other key factors included a decrease in other income of $20,000, an increase in other expenses of $29,000 and an increase in income taxes of $51,000. The annualized return on average assets (ROA) for the three months ended June 30, 2002 was 1.13%, an increase of 8 basis points, as compared to 1.05% for the same period of the prior year. The annualized return on average equity
(ROE) for the three months ended June 30, 2002 was 10.20%, an increase of 203 basis points, as compared to 8.17% for the same period of the previous year. Interest and dividend income decreased, primarily as the result of low interest rates, loan payoffs, and loan sales during the period. The decrease in interest expense was primarily due to a reduction in the general level of interest rates while total deposits rose only slightly.

      Net Interest and Dividend Income. Net interest and dividend income was $1.5 million for the three-month period ended June 30, 2002 as compared to $1.3 million for the three months ended June 30, 2001. The $153,000 increase was the result of a $212,000 decrease in interest and dividend income, offset by a $365,000 decrease in interest expense. The net interest margin for the three months ended June 30, 2002 was 4.08%, an increase of 21 basis points, as compared to 3.87% for the three months ended June 30, 2001.
 The increase in net interest margin was primarily the result of a decrease in interest expense.

      Interest Expense. Total interest expense for the three months ended June 30, 2002 was $778,000, as compared to $1.14 million for the same period of the prior year, a decrease of $365,000. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period.

      Provision for Loan Losses. The Bank added $30,000 to its allowance for loan losses during the quarter ended June 30, 2002, as compared to $30,000 for the quarter ended June 30, 2001. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans decreased $6.2 million for the three months ended June 30, 2002, primarily due to 1-4 family loan sales. This decrease aided in improving the Bank's allowance for loan loss to .98 % of total loans at June 30, 2002. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended June 30, 2002. As of June 30, 2002, the Bank had no non-performing loans.

      Other Income. Other income for the three-month period ended June 30, 2002 was $135,000, as compared to $155,000 for the three months ended June 30, 2001. The $20,000 decrease was primarily the result of a decrease in net gains realized from the sale of investment securities of $109,000, an increase in service charge income of $4,000, an increase in net gains on mortgages sold of $77,000, and an increase in other income of $8,000.

      Operating Expenses. Operating expenses for the three months ended June 30, 2002 were $873,000, as compared to $844,000 for the three months ended June 30, 2001. The $29,000 increase was primarily due to increase in salaries and employee benefits of $11,000, an increase in legal and professional costs of $6,000, combined with an increase in data processing expense of $16,000, an increase in directors' fees of $5,000 and an increase in other expenses of $7,000, offset, in part, by the combination of a decrease in occupancy expense of $13,000, and decrease in equipment expense of $3,000. The annualized ratio of operating expenses to average total assets for the three months ended June 30, 2002 was 2.31%, as compared to 2.36% for the three-month period ended June 30, 2001, a decrease of 5 basis points. The increase in salaries and employee benefits was due, substantially, to increased employees' medical insurance premiums and in the cost of the employees stock ownership plan, whose cost fluctuates with the current market price of Falmouth Bancorp, Inc. common stock. The decrease in occupancy expense was due, primarily to the decrease in equipment depreciation expense. Data processing expense increased, in part, due to the increased operating costs of Internet Banking and bill paying as well as Internet Cash Management and bill paying for our business customers.

      Nine months Ended June 30, 2002 and 2001

      Net Income. The Company's net income for the nine months ended June 30, 2002 was $1.3 million as compared to $1.0 million at June 30, 2001, an increase of $251,000, or 24.2%. This was primarily due to a decrease in interest and dividend income of $565,000, offset by a decrease in interest expense of $812,000, a decrease in the provision for loan losses of $35,000, an increase in other income of $127,000, a decrease on other expenses of $19,000 and an increase in taxes of $177,000. The loan loss provision was decreased due to the reduction in the Bank's loan portfolio due to the sale of loans. It had been increased in the previous year to better align the reserve with the size of the portfolio at that time. At June 30, 2002, the Bank had three loans, with a combined balance of $87,000, which are 30 days or more delinquent. The Bank's allowance for loan losses was 0.98% of total loans at June 30, 2002. The annualized return on average equity (ROE) for the nine months ended June 30, 2002 was 9.06%, an increase of 182 basis points, as compared to 7.24% for the nine months ended June 30, 2001.

      Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2002 was $6.7 million, a decrease of $565,000 as compared to $7.2 million for the nine-month period ended June 30, 2001. The decrease in interest and dividend income is attributable to lower interest rates on loans and other investments as well as a reduction of loans held for investment from 92.1% of total deposits at June 30, 2001 to 79.9% at June 30, 2002. Although the investment portfolio grew $15.1 million from $20.2 million at June 30, 2001 to $35.3 million at June 30, 2002, investment and other interest income decreased $48,000 due to the decrease in interest rates generally and the Bank's strategy of investing in short term, lower yielding securities in anticipation of rising interest rates. Management believes it is well positioned for a rising rate scenario. In the short term, profitability will remain relatively unchanged as the effects of higher earning assets being replaced with lower earning assets are offset by the effects of higher cost term deposits and borrowings being replaced with lower cost term deposits and borrowings.

      Interest Expense. Interest expense for the nine months ended June 30, 2002 was $2.6 million, including $227,000 in interest on FHLB advances, which is a decrease of $812,000 from $3.4 million for the nine months ended June 30, 2001. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period. There was a $753,000 decrease in interest on deposits and a $59,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase.

      Net Interest and Dividend Income. Net interest and dividend income for the nine-month period ended June 30, 2002 was $4.1 million as compared to $3.8 million for the nine months ended June 30, 2001. The net interest margin for the nine months ended June 30, 2002 was 3.83%, a decrease of 7 basis points as compared to 3.90% for the nine months ended June 30, 2001. The annualized return on average assets (ROA) for the nine-month period ended June 30, 2002 was 1.15%, an increase of 15 basis points, as compared to 1.00% for the same period of the prior year. The reason for the increase in the ROA was primarily due to the increase in net interest income after the provision for loan loss, the gain on sales of current production loans, and decreases in other expenses, offset somewhat by the net losses on sales of investment securities.

      Provision for Loan Losses. The Bank added $110,000 to its allowance for loan loss account for the nine months ended June 30, 2002 which is $35,000 less than the $145,000 added for the nine month period ended June 30, 2001. The loan loss provision was decreased because of the reduction in the Bank's loan portfolio due to the sale of loans. It had been increased in the previous year to better align the reserve with the size and risk associated with the portfolio at that time. At June 30, 2002, the Bank had three loans, with a combined balance of $87,000, which are 30 days or more delinquent. The Bank's allowance for loan losses was 0.98% of total loans at June 30, 2002. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Total other income for the nine-month period ended June 30, 2002 was $660,000 as compared to $534,000 for the nine months ended June 30, 2001. The $126,000 increase is primarily the result of an increase of $320,000 in gains on loans sold offset, in part by a decrease of $246,000 in securities gains net, on the sale of investment securities taken during the nine months ended June 30, 2002. Other income increased $28,000 and services charges on deposit accounts increased $24,000 during the same nine-month period. The $28,000 increase in other income consisted of increases in ATM fees collected of $21,000, increases in loan servicing fee income of $28,000 and increases in loan processing fees, wire transfer fees, and prepayment penalty fees of $14,000. These were offset by a decrease in rental income of $26,000 and a decrease in miscellaneous income of $9,000.

      Operating Expenses. Operating expenses for the nine months ended June 30, 2002 and 2001 were $2.6 million. A $19,000 decrease was primarily due to a decrease in salaries and employee benefits expense of $40,000, a decrease in occupancy expense of $28,000, and a decrease in legal and professional fees of $35,000 partially offset by an increase in equipment expense of $10,000, an increase in data processing expense of $55,000, an increase in directors fees of $12,000, and an increase of other expense of $7,000. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 2002 was 2.31% as compared to 2.42% for the nine-month period ended June 30, 2001. The decrease in salary and employee benefits was due, substantially, to the recent elimination of the Bank's defined benefit retirement plan. The decrease in legal and professional cost was due to the absence of third party consultants utilized during the same period of the previous year.
Data Processing expense increased, in part, due to the increased operating costs of Internet Banking and bill paying as well as Internet Cash
Management and bill paying for our business customers.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2002 was 31.96%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 2002, regulatory liquidity totaled $44.2 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At June 30, 2002, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.2 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At June 30, 2002, the Bank had $5.2 million in outstanding residential and commercial commitments to originate loans, as well as $21.0 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. At June 30, 2002, certificates of deposit that are scheduled to mature in one year or less totaled $47.4 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2002 the Bank exceeded all of its regulatory capital requirements.

                              OTHER INFORMATION

Part II.

Item 1.     Legal Proceedings
                  None

Item 2.     Changes in Securities and Use of Proceeds
                  None

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information
                  The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C.
                  section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.     Exhibits and Reports on Form 8-K
                  (a)   Exhibits

                  Exhibit 99.1 Certification of Chief Executive Officer and Treasurer.

                  (b)   Reports on Form 8-K.
                              None

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

                                       FALMOUTH BANCORP, INC.
                                            (Registrant)


Date: August 12, 2002                  By:  /s/ Santo P. Pasqualucci
                                            ________________________________
                                            Santo P. Pasqualucci
                                            President and Chief Executive
                                            Officer


Date: August 12, 2002                  By:  /s/ George E. Young, III
                                            ________________________________
                                            George E. Young, III
                                            Senior Vice President and Chief
                                            Financial Officer