Form 10KSB
period 2002-09-30
FALMOUTH BANCORP INC
filed 2002-12-24
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C. 20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2002

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The revenues for the issuer's fiscal year ended September 30, 2002 were $9,193,761.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 1, 2002: $30,562,650.50.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 900,779 shares outstanding as of December 1, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 19, 2002, and the 2002 Annual Report to Stockholders for the fiscal year ended September 30, 2002, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ---       ---

                              TABLE OF CONTENTS

                                                                     Page
                                                                     ----

PART I                                                                 1
      ITEM 1.  Business                                                1
      ITEM 2.  DESCRIPTION OF PROPERTY                                35
      ITEM 3.  LEGAL PROCEEDINGS                                      35
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    35

PART II                                                               35

      ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS                                    35
      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    36
      ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS                      36
      ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                    36

PART III                                                              36

      ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY        36
      ITEM 10. EXECUTIVE COMPENSATION                                 37
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                             37
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         37
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                       37
      ITEM 14. CONDITIONS AND PROCEDURES                              38

SIGNATURES                                                            40

CERTIFICATIONS                                                        41

EXHIBITS

                                   PART I

ITEM 1.  BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. At September 30, 2002, there were 900,779 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's common stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries. The Company had total assets of $154.5 million as of September 30, 2002.

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

      The Bank's principal business consists of attracting deposits from the general public and uses these funds to originate mortgage loans secured by one- to four-family residences located primarily in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its three offices in Falmouth, North Falmouth and East Falmouth, Massachusetts. The Bank continues to offer traditional retail and commercial banking services as well as electronic services such as its toll free Voice Response System "ON CALL," which enables its customers to access current balance information and transfer funds between accounts by telephone, its new Internet Banking and Bill Paying product on its web site at www.FalmouthBank.com, and three on-site, as well as three off-site ATMs. The newest ATMs are located at the Woods Hole, Martha's Vineyard and Nantucket Steamship Authority's terminals located at Vineyard Haven on Martha's Vineyard and Woods Hole. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions), which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

Market Area

      The Bank considers its primary market area to be the communities of Falmouth and Mashpee in Barnstable County, which is located in the Cape Cod region of Massachusetts, approximately 72 miles south of Boston. The year-round population of Barnstable County is over 200,000. The majority of the Bank's lending has been in Falmouth and Mashpee. The Cape Cod region is a major recreational resort/retirement community, with seasonal tourism being the most significant economic activity. Falmouth's year-round population of 32,660 (2000 census) increases to a summer population of approximately 75,000. Falmouth is the second most populous and second largest town on the Cape. Visitors find accommodations in the many motels, hotels and inns in the area. Falmouth has approximately 44 miles of ocean and lake shoreline. There are nine harbors and inlets, some with docking and most with mooring facilities. Two major harbors offer access, via ferry, to the island of Martha's Vineyard with service to the island of Nantucket during the summer months from Woods Hole. In addition to swimming, boating, fishing and other forms of water recreation, Falmouth also has four public and two private golf courses.

      The major employers in the Falmouth area are the Woods Hole
Oceanographic Institute, with approximately 800 employees, Falmouth Hospital, with 750 employees and Woods Hole, Martha's Vineyard and Nantucket Steamship Authority, with 500 employees. Other major employers include Marine Biological Laboratories.

Employees

      At September 30, 2002, the Bank employed 32 full-time and 5 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms up to 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 2002, achieved the level of $82.3 million and were primarily single-family residential loans. During this period, the Bank was ranked by Banker and Tradesman as one of the largest producers of residential mortgage loans in the Falmouth market. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 2002. The Bank is a qualified seller/servicer for Federal National Mortgage Corporation ("FNMA") and was servicing $40.1 million in loans for FNMA and $2.7 million for other investors at September 30, 2002.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                       At September 30,
                               --------------------------------------------------------------------------------------------------
                                      2002                2001                2000                1999                 1998
                               ------------------  -----------------   -----------------   -----------------    -----------------
                               Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent    Amount    Percent
                               ------    --------  ------    -------   ------    -------   ------    -------    ------    -------
                                                                     (Dollars in thousands)

Residential mortgage loans     $ 69,694   69.40%   $ 94,084   79.63%   $ 88,647   79.50%   $67,709    81.02%    $69,967    87.56%
Commercial real estate loans     11,845   11.80      10,406    8.81      11,865   10.64      8,488    10.16       4,054     5.07
Consumer loans                      439     .44         546     .46         527     .47        577      .69         566      .71
Home equity loans                13,251   13.20       8,486    7.18       7,143    6.41      4,621     5.53       3,897     4.88
Commercial loans                  5,179    5.16       4,634    3.92       3,331    2.98      2,175     2.60       1,422     1.78
                               --------  ------    --------  ------    --------  ------    -------   ------     -------   ------
    Gross loans                 100,408  100.00%    118,156  100.00%    111,513  100.00%    83,570   100.00%     79,906   100.00%
                                         ======              ======              ======              ======               ======

Less:
Deferred loan (costs), net
 of origination fees               (297)               (362)               (190)               (19)                  45
Unadvanced principal              4,756               5,019               5,216              2,533                1,679
Allowance for loan losses           939                 945                 755                569                  527
                               --------            --------            --------            -------              -------
    Loans, net                 $ 95,010            $112,554            $105,732            $80,487              $77,655
                               ========            ========            ========            =======              =======

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 2002, loans on one- to four-family residential properties accounted for 69.4% of the Bank's loan portfolio and totaled $69.7 million.

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

      The Bank also offers adjustable-rate mortgage loans with terms of up to 30 years. Adjustable-rate loans offered by the Bank include loans which reprice every one, three, five and seven years and provide for an interest rate which is based on the interest rate paid on United States Treasury securities of a corresponding term, plus a margin of 2.75%. The Bank currently offers adjustable-rate loans with initial rates below those that would prevail under the foregoing computations, based upon the Bank's determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate plus an anticipated upward adjustment of 200 basis points.

      The Bank retains substantially all of the adjustable-rate mortgages it originates. The Bank's adjustable-rate mortgages include caps on increases or decreases of 2% per year, and 6% over the life of the loan (2% per yearly adjustment, and 5% over the life of the loan for five-year adjustable-rate loans). The retention of adjustable-rate mortgage loans in the Bank's loan portfolio helps reduce the Bank's exposure to increases in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

      During the year ended September 30, 2002, the Bank originated $5.2 million in adjustable-rate mortgage loans and $50.0 million in fixed-rate mortgage loans for portfolio. Approximately 36.7% of all loan originations during fiscal 2002 were the refinancing of loans already in the Bank's loan portfolio. At September 30, 2002, the Bank's loan portfolio included $35.2 million in adjustable-rate one- to four-family residential mortgage loans, or 36.7% of the Bank's total loan portfolio, and $42.7 million in fixed-rate one- to four-family residential mortgage loans, or 44.5% of the Bank's total loan portfolio.

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

      Commercial Real Estate Loans. At September 30, 2002, the Bank's commercial real estate loan portfolio totaled $11.8 million, or 11.8% of total loans. The Bank's largest loan is a commercial loan with an outstanding commitment of $1.5 million at September 30, 2002 secured by a lumber company located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 2002, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans, which are loans, secured by available equity based on the appraised value of one- to four-family residential property. Home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of twenty years or less. At September 30, 2002, the Bank had $27.9 million in home equity loans with unused credit available to existing borrowers of $14.6 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 2002, the consumer loan portfolio totaled $439,000 or .44% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 2002, the total amount of passbook and other consumer loans, including overdraft lines of credit, was $284,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 2002, the total amount of automobile loans was $156,000.

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

      Commercial Loans. The Bank employs a commercial loan officer with over 20 years of experience in commercial lending in the Falmouth market. The Bank is pursuing on a selective basis the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally being limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 2002 the Bank's non-real estate commercial loan portfolio totaled $5.2 million or 5.2% of the Bank's loan portfolio.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30, 2002, the Bank had $3.2 million in loan commitments outstanding for the origination of one- to four-family residential real estate loans.

      Loan Solicitation Origination and Loan Fees. The Bank originates loans through its main office located in Falmouth, Massachusetts and two branch offices located in East and North Falmouth. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

      The Bank has one full-time residential loan originator who is compensated with commission. The originator meets with applicants at their convenience and location and is in regular contact with real estate brokers, attorneys, accountants, building contractors, developers and others in the Bank's local market area. The Bank increased its advertising in locally distributed newspapers and has utilized local radio advertising to increase its market share of residential loan originations.

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

      Insurance on other collateral is required, unless waived by the loan committee. The Board of Directors of the Bank has the responsibility and authority for the general supervision over the loan policies of the Bank. The Board has established written lending policies for the Bank. All applications for residential and commercial real estate mortgages and commercial business loans must be ratified by the Bank's Board of Directors. In addition, certain designated officers of the Bank have limited authority to approve consumer loans.

      Interest rates charged by the Bank on all loans are primarily determined by competitive loan rates offered in its market area and the Bank generally charges an origination fee on new mortgage loans. The origination fees, net of direct origination costs, are deferred and amortized into income over the life of the loan.

      Loan Maturities. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                          At September 30, 2002(1)
                                       ------------------------------
                                        Real     Consumer      Total
                                       Estate    and Other     Loans
                                       ------    ---------     -----
                                               (In thousands)

Total loans scheduled to mature:
  In one year or less                  $ 8,844     $2,784     $11,628
  After one year through five years     10,455      1,180      11,635
  Beyond five years                     70,477      2,209      72,686
                                       -------     ------     -------
      Total                            $89,776     $6,173     $95,949
                                       =======     ======     =======

Loan balance by type scheduled to
 mature after one year:
  Fixed                                $45,950     $1,529     $47,479
  Adjustable                           $34,982     $1,860     $36,842

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


                                                Years Ended September 30,
                                 --------------------------------------------------------
                                   2002        2001        2000        1999        1998
                                 --------    --------    --------    --------    --------
                                                      (In thousands)

Beginning balance(1)             $113,499    $106,487    $ 81,056    $ 78,182    $ 54,382
                                 --------    --------    -------     --------    --------
Mortgage loan originations(2)      65,782      44,141      39,853      28,279      41,356
Consumer loan originations         12,573       8,999       5,318       4,323       2,015
Commercial loan originations        3,914       1,519       1,619       2,249       1,752
Less:
  Amortization and payoffs(3)     (62,992)    (38,734)    (21,299)    (24,193)    (14,286)
  Transfers to other real
   estate owned (OREO)                  -           -           -           -           -
                                 --------    --------    -------     --------    --------
  Net loans originated             19,277      15,925      25,491      10,658      30,837
                                 --------    --------    -------     --------    --------
Total loans sold                  (36,827)     (8,913)        (60)     (7,784)     (7,037)
                                 --------    --------    -------     --------    --------
Ending balance(1)                $ 95,949    $113,499    $106,487    $ 81,056    $ 78,182
                                 ========    ========    ========    ========    ========

--------------------
<F1>  Net of unearned income and unadvanced principal.
<F2>  Includes residential and commercial real estate loans.
<F3>  Includes unadvanced principal.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest are doubtful. The level established for the provision for loan losses is determined by management in its effort to maintain an allowance for loan losses that is adequate for the size and composition of its loan portfolio and reflects the Bank's historical record of loan losses. Loans with deviations in their quality are monitored on the Bank's "watch list" and be assigned specific reserve allocations, such as commercial loans and construction loans, which are weighted heaver than owner occupied 1-4 family residential loans, warrant increased provisions on an on-going basis. The Bank's non-real estate commercial loans totaled $5.2 million at September 30, 2002, as compared to $4.6 million at September 30, 2001.

      Management routinely reviews the risk weighting applied to each loan type. These are estimates that can increase or decrease the provision depending on the current risk assessment. Several risk weightings were increased slightly during the twelve month period ended September 30, 2002. On September 30, 2002 the Bank had three delinquent consumer loans, no non-performing loans and one loan totaling $42,000 with a specific reserve.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.


                                                  At September 30,
                                     -----------------------------------------
                                     2002     2001     2000     1999     1998
                                     ----     ----     ----     ----     ----
                                              (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-
 performing loans)                   $100     $  -     $  -     $ 57     $ 65
Loans 30-89 days past due as a
 percent of total loans               .10%       -%       -%     .07%     .08%
Non-performing loans:
  (90 days past due)                 $  -     $  -     $  -     $  -     $  -
OREO                                 $  -     $  -     $  -     $  -     $  -
Total non-performing assets          $  -     $  -     $  -     $  -     $  -
Non-performing loans as a percent
 of total loans                         -%       -%       -%       -%       -%
Non-performing assets as a
 percent of total assets                -%       -%       -%       -%       -%

      During the year ended September 30, 2002, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest on such loans was included in income during the respective periods. At September 30, 2002, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 2002, the Bank had no assets classified as special mention or doubtful, no assets designated as substandard, and none classified as loss.

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

      The following table analyzes activity the Bank's allowance for loan losses for the periods indicated.


                                                    Year Ended September 30,
                                     ------------------------------------------------------
                                       2002        2001        2000        1999       1998
                                     --------    --------    --------    -------    -------
                                                     (Dollars in thousands)

Average loans, net                   $106,785    $111,573    $ 94,315    $77,657    $69,258
                                     ========    ========    ========    =======    =======
Period-end total loans(1)            $ 95,949    $113,499    $106,487    $81,056    $78,182
                                     ========    ========    ========    =======    =======
Allowance for loan losses at
 beginning of period                 $    945    $    755    $    569    $   527    $   501
Loans charged-off                           6           -           4          -          -
Recoveries                                  -           -           1          -          -
Provision charged to operations             -         190         189         42         26
                                     --------    --------    --------    -------    -------
Allowance for loan losses at
 end of period                       $    939    $    945    $    755    $   569    $   527
                                     ========    ========    ========    =======    =======
Ratios:
Allowance for loan losses as a
 percentage of period end total
 loans                                    .98%        .83%        .71%       .70%       .68%
Allowance for loan losses as a
 percentage of non-performing
 loans                                      -           -           -          -          -
Net charge-offs to average loans,
 net                                      .01%          -           -          -          -
Net charge-offs to allowance for
 loan losses                              .64%          -         .40%         -          -

--------------------
<F1>  Net of unearned income and unadvanced principal.

      The following table sets forth a breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. These allocations are not necessarily indicative of future losses and do not restrict the use of the allowance to absorb losses in any loan category.


                                                                  At September 30,
                      -------------------------------------------------------------------------------------------------------
                             2002                 2001                 2000                 1999                 1998
                      -------------------  -------------------  -------------------  -------------------  -------------------
                               Percent of           Percent of           Percent of           Percent of           Percent of
                                Loans in             Loans in             Loans in             Loans in             Loans in
                                  Each                 Each                 Each                 Each                 Each
                              Category to          Category to          Category to          Category to          Category to
                      Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                      ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                               (Dollars in Thousands)

Real estate
 mortgage:
  Residential         $330       65.56%    $532       78.79%    $436       78.53%    $282       80.42%    $315       87.28%
  Commercial           310       14.78      201        9.17      181       11.14      171       10.47      113        5.19
Commercial loans,
 other                 162        5.39      119        4.08       76        3.13       62        2.70       44        1.82
Consumer, including
 home equity loans     137       14.27       93        7.96       62        7.20       54        6.41       55        5.71
                      ----      ------     ----      ------     ----      ------     ----      ------     ----      ------
Total allowance
 for loan losses      $939      100.00%    $945      100.00%    $755      100.00%    $569      100.00%    $527      100.00%
                      ====      ======     ====      ======     ====      ======     ====      ======     ====      ======

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. It has been generally the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 2002, the Bank's liquidity ratio was 42.86%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

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

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 2002.


                                                                  September 30, 2002
                     ------------------------------------------------------------------------------------------------------------
                      One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Portfolio
                     ------------------  ------------------  ------------------  -------------------  ---------------------------
                     Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average   Amortized  Average   Market
                       Cost      Yield     Cost      Yield     Cost      Yield     Cost      Yield      Cost      Yield    Value
                     ---------  -------  ---------  -------  ---------  -------  ---------  -------   ---------  -------   ------
                                                                (Dollars in thousands)

U.S. Government
 Obligations          $12,496    2.06%    $2,000     4.26%     $  -         -%     $  -         -%     $14,496    2.36%   $14,539
Mortgage-backed
 Securities                 -       -         47     7.68       590      7.50       162      7.26          799    7.46        844
Corporate Notes
 and Bonds             28,139    3.73      1,303     2.87         -         -         -         -       29,442    3.69     29,380
                      -------             ------               ----                ----                -------            --------
    Total             $40,635    3.22%    $3,350     3.77%     $590      7.50%     $162      7.26%      44,737    3.33     44,763
                      =======             ======               ====                ====                =======            =======
Marketable Equity
 Securities                                                                                              2,825    1.47      1,984
FHLB Stock                                                                                                 878    3.81        878
                                                                                                       -------            --------
    Total Invest-
     ment Portfolio                                                                                    $48,440    3.23%   $47,625
                                                                                                       =======            =======

      The following tables set forth information regarding the investment portfolio at the dates indicated.


                                                                          September 30, 2002
                                    ---------------------------------------------------------------------------------------------
                                                 Available-for-Sale                               Held-to-Maturity
                                    --------------------------------------------    ---------------------------------------------
                                    Amortized Cost    Market Value    Percent(1)    Amortized Cost    Market Value    Percent(2)
                                    --------------    ------------    ----------    --------------    ------------    -----------
                                                                        (Dollars in thousands)

Investment securities(3):
  U.S. government obligations           $ 6,482          $ 6,491         34.7%          $ 8,015          $ 8,048         28.6%
  Other bonds and obligations             9,608            9,614         51.4            19,833           19,766         70.7
  Marketable equity securities            2,825            1,984         10.6                 -                -            -
  Mortgage-backed securities(4)             587              624          3.3               212              221           .7
                                        -------          -------        -----           -------          -------        -----
      Total Investment Portfolio        $19,502          $18,713        100.0%          $28,060          $28,035        100.0%
                                        =======          =======        =====           =======          =======        =====


                                                                          September 30,
                                                -----------------------------------------------------------------
                                                        2002                   2001                   2000
                                                -------------------    -------------------    -------------------
                                                Carrying               Carrying               Carrying
                                                 Amount     Percent     Amount     Percent     Amount     Percent
                                                --------    -------    --------    -------    --------    -------
                                                                      (Dollars in thousands)

Investment securities at carrying amount(3):
  U.S. government obligations                   $14,506      31.0%     $ 4,581      23.7%     $ 2,999      16.1%
  Other bonds and obligations                    29,447      63.0       10,722      55.5       10,026      54.0
  Marketable equity securities                    1,984       4.2        2,630      13.6        3,870      20.8
  Mortgage-backed securities(4)                     836       1.8        1,398       7.2        1,689       9.1
                                                -------     -----      -------     -----      -------     -----
      Total Investment Portfolio                $46,773     100.0%     $19,331     100.0%     $18,584     100.0%
                                                =======     =====      =======     =====      =======     =====

<F1>  As a percentage of total market value.
<F2>  As a percentage of total amortized cost.
<F3>  Does not include federal funds sold of $4.5 million or Federal Home
      Loan Bank Stock of $878,000.
<F4>  Consists of GNMA, FHLMC and FNMA certificates.

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                                     At September 30,
                          ------------------------------------------------------------------------------------------------------
                                 2002                 2001                 2000                 1999                 1998
                          ------------------   ------------------   ------------------   ------------------   ------------------
                           Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                           ------    -------    ------    -------    ------    -------    ------    -------    ------    -------
                                                                  (Dollars in thousands)

Savings deposits          $ 21,463     16.3%   $ 18,683     15.3%   $ 19,380     17.2%   $17,782      19.1%   $16,583      20.3%
NOW accounts                 9,540      7.2       9,637      7.9      10,095      9.0      9,389      10.1      6,601       8.1
Money market deposits       26,049     19.8      19,413     15.9      16,462     14.7     14,188      15.3     11,056      13.6
                          --------    -----    --------    -----    --------    -----    -------     -----    -------     ------
  Total                     57,052     43.3      47,733     39.1      45,937     40.9     41,359      44.5     34,240      42.0
Demand deposits             17,552     13.3      16,147     13.2      14,243     12.6      8,091       8.7      5,335       6.5
Certificates of deposit     57,113     43.4      58,296     47.7      52,194     46.5     43,436      46.8     41,944      51.5
                          --------    -----    --------    -----    --------    -----    -------     -----    -------     ------
  Total deposits          $131,717    100.0%   $122,176    100.0%   $112,374    100.0%   $92,886     100.0%   $81,519     100.0%
                          ========    =====    ========    =====    ========    =====    =======     =====    =======     =====

      For more information on the Bank's deposit accounts, see Note 6 of Notes to Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 2002.


                                        Certificates of
         Maturity Period                    Deposit
         ---------------                ---------------
                                        (In thousands)

Within three months                         $ 3,537
After three but within six months             3,473
After six but within twelve months            3,362
After twelve months                           3,603
                                            -------
Total                                       $13,975
                                            =======

      The following table sets forth the deposit activity of the Bank for the periods indicated.


                                              Years Ended September 30,
                                 ----------------------------------------------------
                                 2002        2002        2001        1999        1998
                                 ----        ----        ----        ----        ----
                                                    (In thousands)
                                 ----------------------------------------------------

Deposits                       $675,994    $551,960    $448,303    $344,310    $306,288
Withdrawals                     669,546     546,278     432,244     335,933     299,905
                               --------------------------------------------------------
  Net increase (decrease)
   before interest credited       6,448       5,682      16,059       8,377       6,383
Interest credited                 3,093       4,120       3,429       2,990       2,945
                               --------------------------------------------------------

  Net increase
   in deposits                 $  9,541    $  9,802    $ 19,488    $ 11,367    $  9,328
                               ========================================================

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $5.2 million of FHLB advances outstanding at September 30, 2002.

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

     The following table shows the Bank's leverage capital ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at September 30, 2002:


                                           At September 30, 2002
                             --------------------------------------------------
                             Capital    Percent of      Capital      Percent of
                              Amount     Assets(1)    Requirement     Assets(1)
                             -------    ----------    -----------    ----------
                                           (Dollars in thousands)
                             --------------------------------------------------

Tier 1 leverage capital      $14,678       9.40%        $6,245       > or =4.0%
Tier 1 risk-based capital    $14,678      13.72%        $4,281       > or =4.0%
Total risk-based capital     $15,617      14.59%        $8,561       > or =8.0%

--------------------
<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

      As the table shows, the Bank exceeded the minimum capital adequacy requirements at September 30, 2002.

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

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), the assessment base for the payments on the FICO bonds was expanded to add, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. For the fourth quarter 2002, the annual rates of assessment for the FICO bonds is 0.0170% for BIF-assessable deposits.

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

Transactions with Affiliates and Insiders

      Transactions between state non-member banks and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Generally, Section 23A:

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

Community Reinvestment Act

      Under the Community Reinvestment Act, any insured depository institution, including Falmouth Co-operative Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a bank to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      Community Reinvestment Act regulations rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

* a lending test, to evaluate the institution's record of making loans in its service areas;
* an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

* a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

Federal Home Loan Bank System

      The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHLB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Falmouth was in compliance with this requirement with an investment in FHLB of Boston stock at September 30, 2002, of $878,000.

      The FHLB of Boston serves as a reserve or central bank for its member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers policies and procedures established by the FHLB and the Board of Directors of the FHLB of Boston. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1.2 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. As of September 30, 2002, the Bank met its reserve requirements.

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

      Community Reinvestment Act.   The Bank is also subject to provisions
of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts Community Reinvestment Act that are based on the federal Community Reinvestment Act. The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. The Bank received a "high satisfactory" rating in its Community Reinvestment Act examination conducted by the Commonwealth of Massachusetts on June 18, 2002.

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

USA PATRIOT Act

      In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

* Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

* Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. At this time, a Final Rule is pending.

* Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

* Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

* Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

*     the creation of an independent accounting oversight board;

* auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

* additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

* the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

* an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

* requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

* requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

* expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

* a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

* disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

*     mandatory disclosure by analysts of potential conflicts of interest; and
*     a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Laws

      The Company's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.  DESCRIPTION OF PROPERTY

      The following table sets forth certain information at September 30, 2002 regarding Falmouth's office facilities, and certain other information relating to the properties at that date.


                         Year Completed     Square       Net Book Value
                           or Acquired     Footage    at September 30, 2002
                         --------------    -------    ---------------------

Main Office:
20 Davis Straits
Falmouth, MA 02540            1978          10,696          $269,894

Branch Offices:
North Falmouth, MA
78 County Rd.
N. Falmouth, MA 02556         1998          1,706           $542,325

East Falmouth, MA
397 E. Falmouth Hwy
E. Falmouth, MA 02536         1998          2,380           $744,258

      At September 30, 2002, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its offices totaled $235,539. For more information, see Note 5 of Notes to Financial Statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                  PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      The following information included in the Falmouth Bancorp, Inc. 2002 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference: "Market for the Company's Common Stock" on page 18 of the Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information included in the Annual Report is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 3 through 17 of the Annual Report.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

       The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements" on pages 19 through 49 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 9.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

      The following information included in the Company's 2002 Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference: "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following financial statements included in the 2002 Annual Report are incorporated herein by reference:

            Balance Sheets - At September 30, 2002 and 2001;
            Statements of Income - Years Ended September 30, 2002, 2001 and
            2000;
            Statements of Changes in Stockholders' Equity - Years Ended September 30, 2002, 2001 and 2000;
            Statements of Cash Flows - Years Ended September 30, 2002, 2001 and 2000; and
            Notes to Financial Statements - Years Ended September 30, 2002, 2001 and 2000

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

            10.6   Employment Agreement by and between Falmouth Co-
                   operative Bank and George E. Young III. (2)
            10.7   Falmouth Co-operative Bank Employee Stock Ownership
                   Plan.(1)
            10.8   Falmouth Bancorp, Inc. Employee Stock Ownership
                   Trust.(1)
            13     Annual Report to Stockholders for the Year Ended
                   September 30, 2002.
            21     Subsidiaries of the Registrant.
            23     Consent of Shatswell, MacLeod & Company, P.C.
            99.1   Statement Furnished Pursuant to Section 906 of the
                   Sarbanes-Oxley Act.
            99.2   Statement Furnished Pursuant to Section 906 of the
                   Sarbanes-Oxley Act.


--------------------

<F1>  Incorporated herein by reference to the Registration Statement on
      Form S-4 (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
<F2   Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 22, 2001.

      (c)    Reports on Form 8-K.

      None

ITEM 14.  CONDITIONS AND PROCEDURES

      During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                  *   *   *

Forward- Looking Statements

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



          Name                             Title                         Date
          ----                             -----                         ----

/s/ Santo P. Pasqualucci       Director, President and            December 17, 2002
---------------------------    Chief Executive Officer
Santo P. Pasqualucci           (Principal executive officer)

/s/ George E. Young, III       Senior Vice President and Chief    December 17, 2002
---------------------------    Financial Officer (Principal
George E. Young, III           financial officer)

/s/ James A. Keefe             Director                           December 17, 2002
---------------------------
James A. Keefe

/s/ Wayne C. Lamson            Director                           December 17, 2002
---------------------------
Wayne C. Lamson

/s/ Gardner L. Lewis           Director                           December 17, 2002
---------------------------
Gardner L. Lewis

/s/ John J. Lynch, Jr.         Chairman of the Board              December 17, 2002
---------------------------
John J. Lynch, Jr.

/s/ Eileen C. Miskell          Director                           December 17, 2002
---------------------------
Eileen C. Miskell

/s/ Robert H. Moore            Director                           December 17, 2002
---------------------------
Robert H. Moore

/s/ William E. Newton          Director                           December 17, 2002
---------------------------
William E. Newton

                               CERTIFICATIONS

      I, Santo P. Pasqualucci, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Falmouth
      Bancorp, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 19, 2002                      /s/ Santo P. Pasqualucci
                                       -------------------------------------
                                       Santo P. Pasqualucci
                                       President and Chief Executive Officer

      I, George E. Young, III, certify that

1.    I have reviewed this annual report on Form 10-KSB of Falmouth
      Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 19, 2002                      /s/ George E. Young, III
                                       -------------------------------------
                                       George E. Young, III
                                       Senior Vice President and Chief
                                       Financial Officer