Form 10QSB
period 2002-12-31
FALMOUTH BANCORP INC
filed 2003-02-11
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                             ___________________

                                 FORM 10-QSB

                                 (Mark One)

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002

                                     OR

           [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                                                          Outstanding at
           Class                                          December 31, 2002
           -----                                          -----------------
Common Stock, Par Value $.01                                   902,573

      Transitional small business disclosure format (check one):
                           Yes   [ ]      No   [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.    FINANCIAL INFORMATION                                       Page

Item 1     Financial Statements

           Condensed Consolidated Balance Sheets
           December 31, 2002 and September 30, 2002                      1

           Condensed Consolidated Statements of Income
           For Three Months Ended December 31, 2002 and 2001             2

           Condensed Consolidated Statements of Changes in
           Stockholders' Equity For Three Months Ended
           December 31, 2002 and 2001                                    3

           Condensed Consolidated Statements of Cash Flows
           For Three Months Ended December 31, 2002 and 2001           4-5

           Notes to Unaudited Condensed Consolidated Financial
           Statements                                                  6-8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Operating Results                            9-12

Item 3.    Controls and Procedures                                      13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            14

Item 2.    Changes in Securities and Use of Proceeds                    14

Item 3.    Defaults Upon Senior Securities                              14

Item 4.    Submission of Matters to a Vote of Security Holders          14

Item 5.    Other Information                                            14

Item 6.    Exhibits and Reports on Form 8 - K                           14

===========================================================================
FORWARD LOOKING STATEMENTS

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

      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.
===========================================================================

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                  December 31, 2002 and September 30, 2002

                                                                  December 31,      September 30,
                                                                      2002              2002
                                                                  ------------      -------------
                                                                  (Unaudited)

ASSETS
------
Cash, due from banks and interest bearing deposits                $  3,178,894      $  2,916,804
Federal funds sold                                                   9,410,490         4,505,780
                                                                  ------------      ------------
      Total cash and cash equivalents                               12,589,384         7,422,584
Investments in available-for-sale securities (at fair value)        20,866,992        18,712,954
Investments in held-to-maturity securities (fair values of
 $29,613,593 as of December 31, 2002 and $28,034,474 as of
 September 30, 2002)                                                29,591,000        28,060,267
Federal Home Loan Bank stock, at cost                                  878,000           878,000
Loans, net                                                          84,800,328        95,009,955
Premises and equipment                                               1,766,706         1,792,016
Accrued interest receivable                                          1,021,578         1,114,924
Cooperative Central Bank Reserve Fund Deposit                          395,395           395,395
Other assets                                                         1,297,584         1,134,907
                                                                  ------------      ------------
      Total assets                                                $153,206,967      $154,521,002
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                             $ 16,575,358      $ 17,552,180
  Interest-bearing                                                 113,565,941       114,164,879
                                                                  ------------      ------------
      Total deposits                                               130,141,299       131,717,059
Securities sold under agreements to repurchase                         582,461           471,872
Federal Home Loan Bank advances                                      5,154,775         5,178,175
Other liabilities                                                      408,695           761,663
                                                                  ------------      ------------
      Total liabilities                                            136,287,230       138,128,769
                                                                  ------------      ------------
Minority preferred stockholders' equity in a subsidiary
 company of Falmouth Bank                                               51,500            53,500
                                                                  ------------      ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share,  authorized
   2,500,000 shares; issued 1,454,750 shares                            14,547            14,547
  Paid-in capital                                                   14,036,729        13,981,543
  Retained earnings                                                 13,993,160        13,735,221
  Unallocated Employee Stock Ownership Plan shares                    (279,252)         (301,299)
  Treasury stock (552,177 shares as of December 31, 2002;
   553,971 shares as of September 30, 2002)                         (9,776,127)       (9,807,890)
  Unearned compensation                                               (477,088)         (477,088)
  Accumulated other comprehensive loss                                (643,732)         (806,301)
                                                                  ------------      ------------
      Total stockholders' equity                                    16,868,237        16,338,733
                                                                  ------------      ------------
      Total liabilities and stockholders' equity                  $153,206,967      $154,521,002
                                                                  ============      ============

The accompanying notes are integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three Months Ended December 31, 2002 and 2001
                                 (Unaudited)

                                                                       2002            2001
                                                                       ----            ----

Interest and dividend income:
  Interest and fees on loans                                        $1,494,869      $2,021,484
  Interest and dividends on securities:
    Taxable                                                            338,112         190,356
    Dividends on marketable equity securities                           20,447          24,733
  Dividends on Cooperative Bank Investment and Liquidity Funds               -             551
  Other interest                                                        30,420          40,701
                                                                    ----------      ----------
      Total interest and dividend income                             1,883,848       2,277,825
                                                                    ----------      ----------
Interest expense:
  Interest on deposits                                                 653,351         898,985
  Interest on securities sold under agreement to repurchase              1,983           2,114
  Interest on Federal Home Loan Bank advances                           62,453          84,515
                                                                    ----------      ----------
      Total interest expense                                           717,787         985,614
                                                                    ----------      ----------
      Net interest and dividend income                               1,166,061       1,292,211
  Provision for loan losses                                                  -          50,000
                                                                    ----------      ----------
      Net interest  and dividend income after provision for
       loan losses                                                   1,166,061       1,242,211
                                                                    ----------      ----------
Other income:
  Service charges on deposit accounts                                   50,365          48,956
  Securities gains (losses), net                                       (76,587)         17,062
  Net gains on sales of loans                                          325,311         186,417
  Loan servicing fees                                                   29,192           9,072
  Other income                                                          87,800          79,406
                                                                    ----------      ----------
      Total other income                                               416,081         340,913
                                                                    ----------      ----------
Other expense:
  Salaries and employee benefits                                       487,679         430,099
  Occupancy expense                                                     40,981          41,540
  Equipment expense                                                     44,824          49,040
  Data processing expense                                               88,705          94,764
  Directors' fees                                                       18,610          13,000
  Legal and professional fees                                           56,320          47,447
  Other expenses                                                       247,055         174,366
                                                                    ----------      ----------
      Total other expenses                                             984,174         850,256
                                                                    ----------      ----------
      Income before income taxes                                       597,968         732,868
  Income taxes                                                         222,850         266,200
                                                                    ----------      ----------
      Net income                                                    $  375,118      $  466,668
                                                                    ==========      ==========

      Comprehensive income                                          $  537,687      $  634,284
                                                                    ==========      ==========

      Earnings per common share                                     $     0.43      $     0.52
                                                                    ==========      ==========
      Earnings per common share, assuming dilution                  $     0.41      $     0.50
                                                                    ==========      ==========

The accompanying notes are integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Three Months Ended December 31, 2002
                                 (Unaudited)

                                                                   Unallocated                             Accumulated
                                                                    Employee                                  Other
                                                                      Stock                                  Compre-
                                                                    Ownership                                hensive
                                 Common    Paid-In     Retained       Plan       Treasury      Unearned      Income
                                 Stock     Capital     Earnings      Shares       Stock      Compensation    (Loss)       Total
                                 ------    -------     --------    -----------   --------    ------------  -----------    -----

Balance, September 30, 2002     $14,547  $13,981,543  $13,735,221  $(301,299)  $(9,807,890)   $(477,088)   $(806,301)  $16,338,733
Employee Stock Ownership Plan                 32,720                                                                        32,720
ESOP shares released                                                  22,047                                                22,047
Recognition and retention plan                26,618                                                                        26,618
Exercise of stock options and
 related tax benefit                          (4,152)                               31,763                                  27,611
Dividends declared ($.13 per
 share)                                                  (117,179)                                                        (117,179)
Comprehensive income:
  Net income                                              375,118
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       162,569
    Comprehensive income                                                                                                   537,687
                                -------  -----------  -----------  ---------   -----------    ---------    ---------   -----------
Balance, December 31, 2002      $14,547  $14,036,729  $13,993,160  $(279,252)  $(9,776,127)   $(477,088)   $(643,732)  $16,868,237
                                =======  ===========  ===========  =========   ===========    =========    =========   ===========

                    Three Months Ended December 31, 2001
                                 (Unaudited)

                                                                   Unallocated                             Accumulated
                                                                    Employee                                  Other
                                                                      Stock                                  Compre-
                                                                    Ownership                                hensive
                                 Common    Paid-In     Retained       Plan       Treasury      Unearned      Income
                                 Stock     Capital     Earnings      Shares       Stock      Compensation    (Loss)       Total
                                 ------    -------     --------    -----------   --------    ------------  -----------    -----

Balance, September 30, 2001     $14,547  $13,901,279  $12,676,198  $(389,483)  $(8,749,737)   $(137,429)   $(404,687)  $16,910,688
Employee Stock Ownership Plan                 22,546                                                                        22,546
ESOP shares released                                                  22,046                                                22,046
Recognition and retention plan                27,060                                                                        27,060
Purchase of treasury stock                                                        (546,760)                               (546,760)
Exercise of stock options and
 related tax benefit                          (6,277)                               61,272                                  54,995
Dividends declared ($.12 per
 share)                                                  (111,481)                                                        (111,481)
Comprehensive income:
  Net income                                              466,668
  Net change in unrealized holding gain
   on available-for-sale securities                                                                          167,616
    Comprehensive income                                                                                                   634,284
                                -------  -----------  -----------  ---------   -----------    ---------    ---------   -----------
Balance, December 31, 2001      $14,547  $13,944,608  $13,031,385  $(367,437)  $(9,235,225)   $(137,429)   $(237,071)  $17,013,378
                                =======  ===========  ===========  =========   ===========    =========    =========   ===========

The accompanying notes are integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Three Months Ended December 31, 2002 and 2001

                                                                       2002              2001
                                                                       ----              ----
                                                                    (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net income                                                       $    375,118      $    466,668
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Realized (gains) losses on available-for-sale investment
       securities, net                                                   76,587           (17,062)
      Amortization of investment securities, net                        297,975           107,117
      Provision for loan loss                                                 -            50,000
      Change in deferred loan costs net of origination fees             (50,735)           (4,652)
      Net gains on sales of loans                                      (325,311)         (186,417)
      Depreciation and amortization                                      42,641            56,682
      Loss on disposal of equipment                                           -             1,071
      Decrease in accrued interest receivable                            93,346            33,083
      Decrease in prepaid expenses                                       23,072             9,696
      Increase in other assets                                         (163,732)         (171,567)
      Recognition and retention plan (RRP)                               26,618            27,060
      Increase (decrease) in accrued expenses                             7,331            (6,381)
      Increase (decrease) in taxes payable                             (105,765)          255,196
      Increase (decrease) in accrued interest payable                       (28)              390
      Decrease in other liabilities                                    (360,271)          (90,409)
                                                                   ------------      ------------
    Net cash provided by (used in) operating activities                 (63,154)          530,475
                                                                   ------------      ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                         (6,687,065)       (3,086,751)
  Proceeds from sales of available-for-sale securities                   93,941            60,868
  Proceeds from maturities of available-for-sale securities           4,531,090           503,805
  Purchases of held-to-maturity securities                          (11,317,034)       (8,101,183)
  Proceeds from maturities of held-to-maturity securities             9,566,052         1,506,326
  Loan originations and principal collections, net                  (11,499,798)       (6,229,612)
  Proceeds from sales of loans                                       22,085,471         8,392,110
  Capital expenditures                                                  (17,331)          (12,942)
                                                                   ------------      ------------
    Net cash provided by (used in) investing activities               6,755,326        (6,967,379)
                                                                   ------------      ------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts             627,582         1,775,972
  Net decrease in time deposits                                      (2,203,342)       (1,897,719)
  Net increase (decrease) in securities sold under agreements
   to repurchase                                                        110,589           (21,033)
  Repayments of Federal Home Loan Bank long-term advances               (23,400)         (522,064)
  Redemption of preferred shares relative to minority interests          (2,000)                -
  Proceeds from exercise of stock options                                27,611            54,995
  Employee Stock Ownership Plan                                          32,720            22,546
  Unallocated ESOP shares released                                       22,047            22,046
  Dividends paid                                                       (117,179)         (111,481)
  Purchase of treasury stock                                                  -          (546,760)
                                                                   ------------      ------------
    Net cash used in financing activities                            (1,525,372)       (1,223,498)
                                                                   ------------      ------------

Increase (decrease) in cash and cash equivalents                      5,166,800        (7,660,402)

The accompanying notes are integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Three Months Ended December 31, 2002 and 2001
                                 (continued)

Cash and cash equivalents at beginning of period                      7,422,584        10,835,279
                                                                   ------------      ------------
Cash and cash equivalents at end or period                         $ 12,589,384      $  3,174,877
                                                                   ============      ============

Supplemental disclosures
  Interest paid                                                    $    717,815      $    985,224
  Income taxes paid                                                     328,615            11,004

The accompanying notes are integral part of these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA
(GAAP).

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2002 Annual Report contained on Form 10-KSB.

      Management is required to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Impact of New Accounting Standards

      FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The effect of this statement did not have a material impact on the Company's financial position or result of operations.

      Statement of Financial Accounting Standards No. 141, Business Combinations, improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16, will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      Statement of Financial Accounting Standards No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement. All of the provisions of SFAS No. 142 were effective for the Company beginning with its fiscal year ending September 30, 2003. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long Lived Assets." The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not anticipate that this Statement will have any material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9 SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association Is Acquired in a Business Combination Accounted for by the Purchase Method" that provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. SFAS No. 147 was effective October 1, 2002. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

      Note 4 - Earnings per Share

      Earnings per share (EPS) for the three months ended December 31, 2002 and 2001 have been calculated according to the guidelines of SFAS Statement
128. ESOP shares are only considered outstanding for EPS calculations when they are committed to be released.

Reconciliation of the numerators and the denominators in the calculation of basic and diluted per share comparisons for net income are as follows:

                                                           Income          Shares        Per Share
                                                         (Numerator)    (Denominator)     Amount
                                                         -----------    -------------    ---------

Three Months Ended December 31, 2002
Basic EPS
---------
  Net income and income available to
   common stockholders                                    $375,118         870,641        $0.43
  Effect of dilutive securities options and warrants                        47,923
                                                          --------         -------
Diluted EPS
-----------
  Income available to common stockholders                 $375,118         918,564        $0.41
                                                          ========         =======

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
                                                          ========         =======

      Note 5 - Dividends

      On November 20, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on December 18, 2002 to stockholders of record at the close of business on December 4, 2002.

      Note 6 - Recent Developments

      During the quarter ended December 31, 2002. the Company released 1,794 shares due to exercised employee stock options. At December 31, 2002, the Company had 552,177 treasury shares.

      Note 7 - Contingency

      Falmouth Capital Corporation ("FCC"), a subsidiary of the Bank, was established in December 1999 as a Massachusetts-chartered real estate investment trust (the "REIT"). The Bank received dividends from FCC.

      The Bank, and several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries, have recently received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by the Bank and other institutions. The Bank received a Notice of Intent to assess a tax in the amount of $470,972 and intends to vigorously appeal this Notice. The Company has not recorded a loss provision in regard to this matter.

Part I. Item 2.         Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank, a Massachusetts chartered stock co-operative bank, which is doing business as Falmouth Bank (the "Bank" or "Falmouth"). At December 31, 2002, there were 902,573 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB."

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

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2002, included in our Annual Report, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed by the Audit Committee and our Board of Directors.

Comparison of Financial Condition at December 31, 2002 and September 30,
2002.

      Company's total assets decreased by $1.3 million, or 0.8%, from $154.5 million at September 30, 2002 to $153.2 million at December 31, 2002. Total deposits decreased $1.6 million or 1.2%, from $131.7 million at September 30, 2002 to $130.1 million at December 31, 2002. This decrease was due, in part, to withdrawals from demand deposits and certificates of deposit during the period. Total net loans were $84.8 million or 65.2% of total deposits at December 31, 2002, as compared to $95.0 million or 72.1% of total deposits at September 30, 2001, representing a decrease of $10.2 million for the quarter. This decrease was due, in part, to mortgage loans refinanced at lower rates and sold in the secondary market with the loan servicing retained. Investment securities were $51.3 million or 33.5% of total assets at December 31, 2002, as compared to $47.7 million or 30.9% of total assets at September 30, 2002. Investment securities increased $3.7 million or 7.8%, in part due to the reinvestment of cash flows generated from loan payoffs and sold loans into short-term securities.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased from $5,178,000 at September 30, 2002 to $5,154,000 at December 31, 2002.
The decrease of $24,000 was the result of normal amortization of long term borrowings.

      Securities sold under an agreement to repurchase (sweep accounts for commercial depositors) increased from $472,000 at September 30, 2002 to $582,000 at December 31, 2002. The increase was attributed to a pricing adjustment on these relationships as well as the seasonal liquidity requirements of account holders.

      Stockholders' equity was $16.9 million at December 31, 2002, and $16.3 million at September 30, 2002. The change in stockholders' equity was due to an increase in retained earnings of $258,000, an increase in accumulated other comprehensive income of $163,000 and the routine effects of stock based benefit plans of $109,000. The ratio of stockholders' equity to total assets was 11.0% at December 31, 2002, and the book value per share of common stock was $18.69, compared to 10.6% and $18.14, respectively, at September 30, 2002.

      The ratio of the allowance for loan losses to total loans was 1.10% at December 31, 2002. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank, during its regular reviews of delinquencies and its loan portfolio, may provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Net Income. The Company's net income for the three months ended December 31, 2002 was $375,000, as compared to $467,000 for the three months ended December 31, 2001. The decrease in net income of $92,000 was due, in part, to a decrease in interest and dividend income of $394,000 that was offset, in part, by a decrease in interest expense of $268,000. Other key factors included an increase in other income of $75,000, a decrease in the provision for loan losses of $50,000, an increase in other expenses of $134,000 and a decrease in income taxes of $43,000. The annualized return on average assets (ROA) for the three months ended December 31, 2002 was 0.97%, a decrease of 29 basis points, as compared to 1.26% for the same period of the prior year. Interest and dividend income decreased, primarily as the result of low interest rates, loan payoffs, and loan sales during the period. The decrease in interest expense was primarily due to a reduction in the general level of interest rates and a slight reduction in total deposits at the same time.

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2002 was $1.9 million, a decrease of $394,000, as compared to $2.3 million for the three month period ended December 31, 2001. The decrease was attributable to a decrease in interest and fees on loans of $527,000, which was the result of generally lower interest rates and a decrease in loans held for investment, offset by an increase in interest on debt securities, dividends on equity securities and other interest of $133,000.

      Interest Expense. Total interest expense for the three months ended December 31, 2002 was $718,000 as compared to $986,000 for the same period of the prior year, a decrease of $268,000. The decrease in interest expense is primarily due to declining short term interest rates, offset by an $6.2 million growth in interest bearing deposits for the twelve months ended December 31, 2002.

      Net Interest and Dividend Income. Net interest and dividend income was $1.2 million for the three-month period ended December 31, 2002 and $1.3 million for the three months ended December 31, 2001. The $126,000 decrease was the result of a $394,000 decrease in interest and dividend income, offset by a $268,000 decrease in interest expense. The net interest margin for the three months ended December 31, 2002 was 3.20%, a decrease of 45 basis points, as compared to 3.65% for the three months ended December 31, 2001. The decrease in net interest margin was primarily the result of a decrease in the yield on interest earning assets.

      Provision for Loan Losses. The Bank made no additional provision to its allowance for loan losses during the quarter ended December 31, 2002, as compared to a provision of $50,000 for the quarter ended December 31, 2001. This was the result of management's desire to sell a substantial amount of its newly originated loans on the secondary market, thus reducing the amount of growth in loans as compared to the same period of the previous year. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans decreased $10.2 million for the three months ended December 31, 2002, primarily due to 1-4 family loan sales. This decrease aided in improving the Bank's allowance for loan loss to 1.10% of total loans at December 31, 2002. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended December 31, 2002. As of December 31, 2002, the Bank had one non-performing commercial loan with a principal balance of $42,000.

      Other Income. Other income for the three-month period ended December 31, 2002 was $416,000, as compared to $341,000 for the three months ended December 31, 2001. The $75,000 increase was primarily the result of an increase in service charge income of $1,000, an increase in net gains on mortgages sold of $139,000, and an increase in loan servicing fees and other income of $29,000. This was offset, in part, by an increase in net losses realized from the sale of investment securities of $94,000. Gains on sales of mortgage loans of $325,000 for the three months ended December 31, 2002 was due to the increased sales of mortgage loans in the secondary market.

      Operating Expenses. Operating expenses for the three months ended December 31, 2002 were $984,000, as compared to $850,000 for the three months ended December 31, 2001. The $134,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $57,000, an increase in Directors' fees of $6,000, an increase in legal and professional costs of $9,000, and an increase in other expenses of $73,000, combined with a decrease in data processing expense of $6,000 a decrease in occupancy expense of $1,000, and a decrease in equipment expense of $4,000. The annualized ratio of operating expenses to average total assets for the three months ended December 31, 2002 was 2.54%, as compared to 2.29% for the three-month period ended December 31, 2001, an increase of 25 basis points. The increase in other expenses was primarily due to the amortization of mortgage servicing rights of the large number of re-financed mortgages sold.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 2002 was 46.0%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 2002, regulatory liquidity totaled $62.4 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At December 31, 2002, the Bank had outstanding advances from the FHLB in the amount of $5.2 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 2002, the Bank had $8.8 million in outstanding residential and commercial commitments to originate loans, as well as $22.8 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. Certificates of deposit that are scheduled to mature in one year or less totaled $42.0 million at December 31, 2002. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 2002 the Bank exceeded all of its regulatory capital requirements.

Part 1. Item 3.

Controls and Procedures.

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

Item 1.     Legal Proceedings
                  None

Item 2.     Changes in Securities and Use of Proceeds
                  None

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended December 31, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
              Exhibit 99.1, Statement Furnished Pursuant to Section 906 of
               the Sarbanes-Oxley Act.
              Exhibit 99.2, Statement Furnished Pursuant to Section 906 of
               the Sarbanes-Oxley Act.

      (b)   Reports on Form 8-K
              None

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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:   2/1/03                        By:   /s/ Santo P. Pasqualucci
        --------------------------          ------------------------------
                                      Santo P. Pasqualucci
                                      President and Chief Executive Officer

Date:   2/1/03                        By:   /s/ George E. Young, III
        --------------------------          ------------------------------
                                      George E. Young, III
                                      Senior Vice President and Chief
                                      Financial Officer

                               CERTIFICATIONS

      I, Santo P. Pasqualucci, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Falmouth
      Bancorp, Inc.;

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

Date:  February 3, 2003                /s/ Santo P. Pasqualucci
       --------------------------      ------------------------------------
                                       Santo P. Pasqualucci
                                       President and Chief Executive
                                       Officer

      I, George E. Young, III, certify that

1.    I have reviewed this quarterly report on Form 10-QSB of Falmouth
      Bancorp, Inc.;

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

Date:  February 3, 2003                /s/ George E. Young, III
       --------------------------      ------------------------------------
                                       George E. Young, III
                                       Senior Vice President and Chief
                                       Financial Officer