Form 10QSB
period 2003-03-31
FALMOUTH BANCORP INC
filed 2003-05-14
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------

                                 FORM 10-QSB

                                 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to
                                              ------  ------

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                     04-3337685
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                    20 Davis Straits, Falmouth, MA  02540
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                                    Outstanding at
           Class                                    March 31, 2003
           -----                                    --------------

Common Stock, Par Value $.01                             903,173

               Transitional small business disclosure format:
                            Yes  [ ]          No  [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION                                Page

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2003 and September 30, 2002                   1

            Condensed Consolidated Statements of Income
            For Three and Six Months Ended
            March 31, 2003 and 2002                               2-3

            Condensed Consolidated Statements of Changes
            in Stockholders' Equity For Six Months Ended
            March 31, 2003 and 2002                                 4

            Condensed Consolidated Statements of Cash Flows
            For Six Months Ended March 31, 2003 and 2002          5-6

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                  7-9

Item 2      Management's Discussion and Analysis of
            Financial Condition and Operating Results           10-15

Item 3      Controls and Procedures                                16

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                      17

Item 2.     Changes in Securities and Use of Proceeds              17

Item 3.     Defaults Upon Senior Securities                        17

Item 4.     Submission of Matters to a Vote of Security Holders    17

Item 5.     Other Information                                      17

Item 6.     Exhibits and Reports on Form 8-K                       18

            Signatures                                             19

            Certifications                                      20-21

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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    March 31, 2003 and September 30, 2002
                    -------------------------------------


                                                                    March 31,      September 30,
                                                                      2003             2002
                                                                    ---------      -------------
                                                                  (unaudited)

ASSETS
Cash, due from banks, and interest bearing deposits               $  2,565,533     $  2,916,804
Federal funds sold                                                  16,561,540        4,505,780
                                                                  ------------     ------------
      Total cash and cash equivalents                               19,127,073        7,422,584
Investments in available-for-sale securities (at fair value)        20,638,764       18,712,954
Investments in held-to-maturity securities (fair values of
 $30,438,844 as of March 31, 2003 and $28,034,474 as of
 September 30, 2002)                                                30,395,076       28,060,267
Federal Home Loan Bank stock, at cost                                  878,000          878,000
Loans, net                                                          81,866,437       95,009,955
Premises and equipment                                               1,727,307        1,792,016
Accrued interest receivable                                          1,091,240        1,114,924
Cooperative Central Bank Reserve Fund Deposit                          395,395          395,395
Other assets                                                         1,077,522        1,134,907
                                                                  ------------     ------------
      Total Assets                                                $157,196,814     $154,521,002
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                             $ 18,157,202     $ 17,552,180
  Interest-bearing                                                 115,572,701      114,164,879
                                                                  ------------     ------------
      Total deposits                                               133,729,903      131,717,059
Securities sold under agreements to repurchase                         721,688          471,872
Federal Home Loan Bank advances                                      5,275,144        5,178,175
Other liabilities                                                      738,757          761,663
                                                                  ------------     ------------
      Total Liabilities                                            140,465,492      138,128,769
                                                                  ------------     ------------
Minority preferred stockholders' equity in a subsidiary
 company of Falmouth Bank                                               50,500           53,500
                                                                  ------------     ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued 1,454,750 shares                            14,547           14,547
  Paid-in capital                                                   13,972,459       13,981,543
  Retained earnings                                                 13,304,221       13,735,221
  Unallocated Employee Stock Ownership Plan shares                    (257,206)        (301,299)
  Treasury stock (551,577 shares as of March 31, 2003;
   553,971 shares as of September 30, 2002)                         (9,765,505)      (9,807,890)
  Unearned compensation                                               (340,994)        (477,088)
  Accumulated other comprehensive loss                                (246,700)        (806,301)
                                                                  ------------     ------------
      Total stockholders' equity                                    16,680,822       16,338,733
                                                                  ------------     ------------
      Total liabilities and stockholders' equity                  $157,196,814     $154,521,002
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                 (unaudited)


                                                       Three Months Ended             Six Months Ended
                                                    -------------------------     -------------------------
                                                     March 31,      March 31,      March 31,      March 31,
                                                       2003           2002           2003           2002
                                                     ---------      ---------      ---------      ---------

Interest and dividend income:
  Interest and fees on loans                        $1,321,836     $1,897,389     $2,816,705     $3,918,873
  Interest and dividends on securities:
    Taxable                                            311,522        215,134        649,634        405,490
    Dividends on marketable equity securities           20,843         17,989         41,290         42,722
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                       -              -              -            551
  Other interest                                        33,501         20,538         63,921         61,239
                                                    ----------     ----------     ----------     ----------
      Total interest and dividend income             1,687,702      2,151,050      3,571,550      4,428,875
                                                    ----------     ----------     ----------     ----------
Interest expense:
  Interest on deposits                                 561,113        764,953      1,214,464      1,663,938
  Interest on securities sold under agreement
   to repurchase                                         3,226          1,285          5,209          3,399
  Interest on Federal Home Loan Bank advances           61,644         80,023        124,097        164,538
                                                    ----------     ----------     ----------     ----------
      Total interest expense                           625,983        846,261      1,343,770      1,831,875
                                                    ----------     ----------     ----------     ----------
      Net interest and dividend income               1,061,719      1,304,789      2,227,780      2,597,000
  Provision for loan losses                                  -         30,000              -         80,000
                                                    ----------     ----------     ----------     ----------
      Net interest income after provision for
       for loan losses                               1,061,719      1,274,789      2,227,780      2,517,000
                                                    ----------     ----------     ----------     ----------
Other income:
  Service charges on deposit accounts                   43,279         43,815         93,644         92,771
  Securities gains (losses), net                      (378,905)             -       (455,492)        17,062
  Net gains on sales of loans                          286,462         73,109        611,773        259,526
  Loan servicing fees                                   34,980         14,856         64,172         23,928
  Other income                                          59,645         52,804        147,445        132,210
                                                    ----------     ----------     ----------     ----------
      Total other income                                45,461        184,584        461,542        525,497
                                                    ----------     ----------     ----------     ----------
Other expense:
  Salaries and employee benefits                       506,807        421,653        994,486        851,752
  Occupancy expense                                     44,433         40,641         85,414         82,181
  Equipment expense                                     44,869         50,548         89,693         99,588
  Data processing expense                              109,053         92,949        197,758        187,713
  Directors' fees                                       18,675         22,050         37,285         35,050
  Legal and professional fees                           34,593         47,271         90,913         94,718
  Other expenses                                       255,608        165,589        502,663        339,955
                                                    ----------     ----------     ----------     ----------
      Total other expenses                           1,014,038        840,701      1,998,212      1,690,957
                                                    ----------     ----------     ----------     ----------
      Income before income taxes                        93,142        618,672        691,110      1,351,540
  Income taxes                                          92,320        226,425        315,170        492,625
                                                    ----------     ----------     ----------     ----------
      Net income before extraordinary item                 822        392,247        375,940        858,915
  Extraordinary item (net of tax benefit
   of $300,020)                                       (572,348)             -       (572,348)             -
                                                    ----------     ----------     ----------     ----------
      Net income (loss) after extraordinary item    $ (571,526)    $  392,247     $ (196,408)    $  858,915
                                                    ==========     ==========     ==========     ==========

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Continued)

                                 (unaudited)



                                                       Three Months Ended             Six Months Ended
                                                    -------------------------     -------------------------
                                                     March 31,      March 31,      March 31,      March 31,
                                                       2003           2002           2003           2002
                                                     ---------      ---------      ---------      ---------

Comprehensive income (loss)                        $(174,494)      $ 261,133      $ 363,193       $ 895,417
                                                   =========       =========      =========       =========

Earnings per common share before
 extraordinary item                                $    0.00       $    0.45      $    0.43       $    0.97
Loss per common share on extraordinary item            (0.66)              -          (0.66)              -
                                                   ---------       ---------      ---------       ---------
Earnings (loss) per common share after
 extraordinary item                                $   (0.66)      $    0.45      $   (0.23)      $    0.97
                                                   =========       =========      =========       =========

Earnings per common share before
 extraordinary item, assuming dilution             $    0.00       $    0.43      $    0.41       $    0.93
Loss per common share on extraordinary item,
 assuming dilution                                     (0.62)              -          (0.62)              -
                                                   ---------       ---------      ---------       ---------
Earnings (loss) per common share after
 extraordinary item, assuming dilution             $   (0.62)      $    0.43      $   (0.21)      $    0.93
                                                   =========       =========      =========       =========

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                       Six Months ended March 31, 2003
                       -------------------------------
                                 (unaudited)

                                                                   Unallocated                             Accumulated
                                                                     Employee                                 Other
                                                                      Stock                                  Compre-
                                                                    Ownership                                hensive
                                Common     Paid-In      Retained       Plan       Treasury    Unearned       Income
                                Stock      Capital      Earnings      Shares       Stock     Compensation    (Loss)      Total
                                ------     -------      --------   -----------    --------   ------------  -----------   -----

Balance, September 30, 2002     $14,547  $13,981,543   $13,735,221   $(301,299)  $(9,807,890)  $(477,088)  $(806,301)  $16,338,733
Employee Stock Ownership Plan                 65,751                                                                        65,751
ESOP shares released                                                    44,093                                              44,093
Recognition and retention plan                68,009                                                                        68,009
Distribution of RRP shares                  (136,094)                                            136,094                         -
Purchase of treasury stock
Exercise of stock options and
 related tax benefit                          (6,750)                                 42,385                                35,635
Dividends declared ($.26 per
 share)                                                   (234,592)                                                       (234,592)
Comprehensive income:
  Net loss                                                (196,408)
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       559,601
      Comprehensive Income                                                                                                 363,193
                                -------  -----------   -----------   ---------   -----------   ---------   ---------   -----------
Balance, March 31, 2003         $14,547  $13,972,459   $13,304,221   $(257,206)  $(9,765,505)  $(340,994)  $(246,700)  $16,680,822
                                =======  ===========   ===========   =========   ===========   =========   =========   ===========

                       Six Months ended March 31, 2002
                       -------------------------------
                                 (unaudited)

                                                                   Unallocated                             Accumulated
                                                                     Employee                                 Other
                                                                      Stock                                  Compre-
                                                                    Ownership                                hensive
                                Common     Paid-In      Retained       Plan       Treasury    Unearned       Income
                                Stock      Capital      Earnings      Shares       Stock     Compensation    (Loss)      Total
                                ------     -------      --------   -----------    --------   ------------  -----------   -----

Balance, September 30, 2001     $14,547  $13,901,279   $12,676,198   $(389,483)  $(8,749,737)  $(137,429)  $(404,687)  $16,910,688
Employee Stock Ownership Plan                 46,499                                                                        46,499
ESOP shares released                                                    44,092                                              44,092
Recognition and retention plan                36,080                                                                        36,080
Distribution of RRP shares                  (137,429)                                            137,429                         -
Purchase of treasury stock                                                          (576,195)                             (576,195)
Exercise of stock options and
 related tax benefit                          (8,182)                                 69,866                                61,684
Dividends declared ($.26 per
 share)                                                   (221,310)                                                       (221,310)
Comprehensive income:
  Net income                                               858,915
  Net change in unrealized
   holding gain  on available-
   for-sale securities                                                                                        36,502
      Comprehensive Income                                                                                                 895,417
                                -------  -----------   -----------   ---------   -----------   ---------   ---------   -----------
Balance, March 31, 2002         $14,547  $13,838,247   $13,313,803   $(345,391)  $(9,256,066)          -   $(368,185)  $17,196,955
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Six Months Ended March 31, 2003 and 2002
              ------------------------------------------------

                                                                          2003               2002
                                                                          ----               ----
                                                                       (unaudited)        (unaudited)

Cash flows from operating activities
  Net income (loss)                                                   $   (196,408)      $    858,915
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Realized (gains) losses on available for sale investment
     securities, net                                                       455,492            (17,062)
    Amortization of investment securities, net                             641,850            217,777
    Provision for loan loss                                                      -             80,000
    Change in deferred loan costs net of origination fees                  (69,530)              (678)
    Net gains on sales of loans                                           (611,773)          (259,526)
    Depreciation and amortization                                           84,300            101,984
    Loss on disposal of equipment                                                -              1,071
    (Increase) decrease in accrued interest receivable                      23,684            (43,333)
    (Increase) decrease in prepaid expenses                                  8,494            (17,339)
    Increase in other assets                                              (221,168)          (232,823)
    Recognition and retention plan (RRP)                                    68,009             36,080
    Decrease in accrued expenses                                           (59,544)           (36,599)
    Increase in taxes payable                                              518,447             77,238
    Decrease in accrued interest payable                                       (25)              (172)
    Decrease in other liabilities                                         (205,525)           (90,980)
                                                                      ------------       ------------
      Net cash provided by operating activities                            436,303            674,553
                                                                      ------------       ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                           (14,804,935)        (4,112,161)
  Proceeds from sales of available-for-sale securities                     660,788             60,868
  Proceeds from maturities of available-for-sale securities             12,159,847            629,203
  Purchases of held-to-maturity securities                             (19,111,631)       (12,132,422)
  Proceeds from maturities of held-to-maturity securities               16,291,371          7,022,884
  Loan originations and principal collections, net                     (25,800,353)       (11,805,518)
  Proceeds from sales of loans                                          39,625,174         17,054,513
  Capital expenditures                                                     (19,591)           (69,986)
                                                                      ------------       ------------
      Net cash provided by (used in) investing activities                9,000,670         (3,352,619)
                                                                      ------------       ------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts              4,381,404          4,941,686
  Net decrease in time deposits                                         (2,368,560)        (2,528,680)
  Net increase (decrease) in securities sold under agreements
   to repurchase                                                           249,816           (342,747)
  Repayments of Federal Home Loan Bank long-term advances                  (47,031)        (2,043,310)
  Net change in Federal Home Loan Bank short-term advances                 144,000                  -
  Redemption of preferred shares relative to minority interests             (3,000)                 -
  Proceeds from exercise of stock options                                   35,635             61,684
  Dividends paid                                                          (234,592)          (221,310)
  Employee Stock Ownership Plan                                             65,751             46,499
  Unallocated ESOP shares released                                          44,093             44,092
  Purchase of treasury stock                                                     -           (576,195)
                                                                      ------------       ------------
      Net cash provided by (used in) financing activities                2,267,516           (618,281)
                                                                      ------------       ------------

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Six Months Ended March 31, 2003 and 2002
              ------------------------------------------------
                                 (continued)

                                                                          2003               2002
                                                                          ----               ----
                                                                       (unaudited)        (unaudited)

Decrease in cash and cash equivalents                                   11,704,489         (3,296,347)
Cash and cash equivalents at beginning of period                         7,422,584         10,835,279
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $ 19,127,073       $  7,538,932
                                                                      ============       ============

Supplemental disclosures

Interest paid                                                         $  1,343,795       $  1,832,047
Income taxes paid                                                         (503,297)           415,387

            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the six-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.
All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

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

      Note 3 - Impact of New Accounting Standards

      Statement of Financial Accounting Standards No. 141, Business Combinations, improves the consistency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 had no immediate effect on the Company's consolidated financial statements since it had no pending business combinations as of June 30, 2001 or as of the date of the issuance of these consolidated financial statements. If the Company consummates business combinations in the future, any such combinations that would have been accounted for by the pooling-of-interests method under Opinion 16 will be accounted for under the purchase method and the difference in accounting could have a substantial impact on the Company's consolidated financial statements.

      SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement. All of the provisions of SFAS No. 142 were effective for the Company beginning with its fiscal year ending September 30, 2002 The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

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

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" an Amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9 SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association Is Acquired in a Business Combination Accounted for by the Purchase Method," that provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. SFAS No. 147 was effective October 1, 2002. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

      Note 4 - Accounting for Stock-Based Compensation.

      Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123 (SFAS No. 148)" was issued by FASB in December 2002. This new Statement requires, in interim financial statements, certain new disclosures about stock-based compensation. Management measures stock-based compensation in accordance with APB Opinion No. 25. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 "Accounting for Stock-Based Compensation" to stock-based compensation.

                                                                  Three months ended              Six months ended
                                                                       March 31,                      March 31,
                                                              -------------------------      -------------------------
                                                                 2003            2002           2003            2002
                                                                 ----            ----           ----            ----

Net income (loss) as reported, after extraordinary item       $(571,526)      $ 392,247      $(196,408)      $ 858,915
Stock based compensation expense determined under
 fair value method, net of tax benefit                           (4,694)         (1,141)        (9,441)        (22,623)
                                                              ---------       ---------      ---------       ---------
Pro forma net income (loss)                                   $(576,220)      $ 391,106      $(205,849)      $ 836,292
                                                              =========       =========      =========       =========

Earnings (loss) per share:
Basic as reported                                             $   (0.66)      $    0.45      $   (0.23)      $    0.97
Basic - pro forma                                             $   (0.66)      $    0.45      $   (0.24)      $    0.95

Diluted as reported                                           $   (0.62)      $    0.43      $   (0.21)      $    0.93
Diluted - pro forma                                           $   (0.62)      $    0.43      $   (0.22)      $    0.91

      Note 5 - Dividends

      On February 24, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on March 25, 2003 to stockholders of record at the close of business on March 11, 2003.

      Note 6 - Recent Developments

      During the quarter ended March 31, 2003 the Company issued 600 treasury shares due to exercised employee stock options. At March 31, 2003, the Company had 551,577 treasury shares.

      Note 7 - Contingency and Extraordinary Item

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

      In a matter that may affect the assessment described above, on March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation that imposed taxes on the Bank for the above described dividends paid by the Bank's REIT to the Bank. The new tax, including interest, for the Bank was $572,348 covering the years ending 1999, 2000, 2001, 2002, and the five months ended February 28, 2003. The Company expensed this amount in its financial statements for the quarter ended March 31, 2003, net of the tax benefit of approximately $300,020 and classified it as an extraordinary item on the statements of income for the three months ended March 31, 2003 and the six months ended March 31, 2003. The Company believes the legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to defend vigorously its position.

      Because of the inability to deduct dividends received from the Bank's REIT and the accrual of interest on taxes, It is expected that net income during the remainder of 2003 will be reduced by approximately $60,000 per quarter.

Part I. Item 2.         Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 2003, there were 903,173 shares of the common stock of the company outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

      The Company had average shares outstanding of 902,802 at March 31, 2003, as compared to 915,087 average shares outstanding at March 31, 2002. The Company has continued with its stock buy-back programs. At March 31, 2003, the Company had repurchased a total of 551,577 shares, or 37.92% of its common stock, leaving 903,173 shares issued and outstanding.

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

Comparison of Financial Condition at March 31, 2003 and September 30, 2002.

      The Company's total assets increased by $2.7 million or 1.73% for the six months ended March 31, 2003, from $154.5 million at September 30, 2002 to $157.2 million at March 31, 2003. Total deposits increased $2.0 million or 1.53%, from $131.7 million at September 30, 2002 to $133.7 million at March 31, 2003. This increase was due, in part, to seasonal deposits in NOW accounts and regular savings accounts during the period. Total net loans were $81.9 million or 61.2% of total deposits at March 31, 2003, as compared to $95.0 million or 72.1% of total deposits at September 30, 2002, representing a decrease of $13.1 million for the period. This decrease was due, in part, to the large number of 1-4 family mortgages that were re-written, due to lower market rates, and then sold by the Bank on the secondary market with the loan servicing retained. Investment securities were $51.9 million or 33.0% of total assets at March 31, 2003, as compared to $47.7 million or 30.8% of total assets at September 30, 2002. Investment securities increased $4.3 million or 8.9% due, in part, to the reinvestment of cash flows generated from loan payoffs and sold loans into short-term securities.

      Borrowed funds from the Federal Home Loan Bank of Boston increased from $5.2 million at September 30, 2002 to $5.3 million at March 31, 2003. The increase of $97,000 was the result of a one day borrowing at month end.

      Securities sold under agreements to repurchase (sweep accounts for commercial depositors) increased from $472,000 at September 30, 2002 to $722,000 at March 31, 2003. The increase was attributed to the increased seasonal deposits of our commercial demand deposit customers.

      Stockholders' equity was $16.7 million at March 31, 2003, as compared to $16.3 million at September 30, 2002, an increase of $342,000. This change was primarily the result of a net loss and dividends paid to stockholders which reduced retained earnings by $431,000, a decrease in accumulated other comprehensive loss of $560,000 due to realized losses on available for sale investments and the increased value of available for sale investments, scheduled discharge of liabilities on stock-based employee benefit plans of $178,000 (ESOP and RRP), and the exercise of stock options, net of tax benefits, of $35,000. The ratio of stockholders' equity to total assets was 10.61% at March 31, 2003, and the book value per share of common stock was $18.47, compared to 10.57% and $18.15, respectively, at September 30, 2002.

      The ratio of the allowance for loan losses to total loans was 1.13% at March 31, 2003. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Three Months Ended March 31, 2003 and 2002

      Net Income. The Company's net loss, after an extraordinary item, for the three months ended March 31, 2003 was $572,000, as compared to net income of $392,000 for the three months ended March 31, 2002. The decrease in net income of $964,000 was due, in part, to a decrease in interest and dividend income of $463,000 that was offset, in part, by a decrease in interest expense of $220,000. Other key factors included a one-time charge to earnings of $572,000, classified as an extraordinary item on the consolidated statements of income, that is the result of tax legislation recently enacted by the Commonwealth of Massachusetts related to the Company's real estate investment trust subsidiary, which is retroactive; a decrease in other income of $139,000 due to realized losses on investment securities; an increase in other expenses of $173,000 and a decrease in income taxes of $134,000. The annualized return on average assets (ROA) for the three months ended March 31, 2003 was -1.46%, a decrease of 253 basis points, as compared to 1.07% for the same period in the prior year. The annualized return on average equity (ROE) for the three months ended March 31, 2003 was -13.52%, as compared to 9.15% for the same period of the previous year. Interest and dividend income decreased, primarily as the result of low interest rates, loan payoffs, and loan sales during the period. The decrease in interest expense was primarily due to a reduction in the general level of interest rates while total deposits rose slightly.

      Interest and Dividend Income. Total interest and dividend income for the three months ended March 31, 2003 was $1.7 million, a decrease of $463,000, as compared to $2.2 million for the three month period ended March 31, 2002. The decrease was attributed to a decrease in interest and fees on loans of $576,000, which was the result of generally lower interest rates on loans held for investment, offset by an increase in interest and dividends on debt securities, dividends on equities securities and an increase in other interest of $112,000.

      Interest Expense. Total interest expense for the three months ended March 31, 2003 was $626,000, as compared to $846,000 for the same period of the prior year, a decrease of $220,000. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period.

      Net Interest and Dividend Income. Net interest and dividend income was $1.06 million for the three-month period ended March 31, 2003 as compared to $1.3 million for the three months ended March 31, 2002. The $243,000 decrease was the result of a $463,000 decrease in interest and dividend income, offset in part by a $220,000 decrease in interest expense. The net interest margin for the three months ended March 31, 2003 was 2.85%, a decrease of 87 basis points, as compared to 3.72% for the three months ended March 31, 2002. The decrease in net interest margin was primarily the result of a decrease in the yield on earning assets.

      Provision for Loan Losses. The Bank made no additional provision to its allowance for loan losses during the quarter ended March 31, 2003, as compared to a provision of $30,000 for the quarter ended March 31, 2002.
This was the result of management's desire to sell a substantial amount of its newly originated loans on the secondary market, thus reducing the amount of growth in loans as compared to the same period of the previous year. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans decreased $13.1 million for the three months ended March 31, 2003, primarily due to refinancing activity and the decision to sell most of the refinanced loans. This decrease aided in improving the Bank's allowance for loan loss to 1.13% of total loans at March 31, 2003.
The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended March 31, 2003. As of March 31, 2003, the Bank had no non-performing loans.

      Other Income. Total other income for the three-month period ended March 31, 2003 was $45,000, as compared to $185,000 for the three months ended March 31, 2002. The $140,000 decrease was primarily the result of realized losses on investment securities of $379,000 due to sales of equity securities which would otherwise have been reported as permanently impaired during the period, an increase in net gains on mortgages sold of $213,000, an increase in loan servicing fee income of $20,000 and an increase in other income of $7,000.

      Other Expenses. Total other expenses for the three months ended March 31, 2003 were $1.0 million, as compared to $841,000 for the three months ended March 31, 2002. The $173,000 increase was primarily due to the combination of an increase in salaries of and employee benefits of $85,000 due to increases in wages and salaries of $25,000, increases in employer provided insurance of $10,000, an increase in the ESOP benefit expense of $8,000 and an increase in the reimbursed payroll account of $46,000, as well as an increase in occupancy expense of $4,000, an increase in data processing expense of $16,000, and an increase in other expenses of $90,000, combined with a decrease in equipment expense of $6,000, a decrease in Directors' fees of $3,000, and a decrease in legal and professional costs of $13,000. The increase in other expenses was primarily the result of the amortization and permanent impairment of mortgage-servicing rights due to the large number of re-financed mortgages sold. The annualized ratio of operating expenses to average total assets for the three months ended March 31, 2003 was 2.60%, as compared to 2.30% for the three-month period ended March 31, 2002, an increase of 30 basis points.

      Extraordinary Item. The extraordinary item expense was the result of the recent Massachusetts tax legislation effecting the 95% tax dividend exclusion of dividends received by the Bank from its real estate investment trust subsidiary. The new tax legislation expressly disallows the deduction for dividends received from a real estate investment trust subsidiary. As a result of the enactment of the legislation, the Company ceased recording the tax benefits associated with the dividend received deduction. The extraordinary item of $572,000 is net of an income tax benefit of $300,000.

      Six months Ended March 31, 2003 and 2002

      Net Income. The Company's net loss, after an extraordinary item, for the six months ended March 31, 2003 was $196,000 as compared to net income of $859,000 at March 31, 2002. The decrease in net income of $1.1 million was due, in part, to a decrease in interest and dividend income of $857,000 that was offset, in part, by a decrease in interest expense of $488,000. Other key factors included a one-time charge to earnings of $572,000, classified as an extraordinary item on the consolidated statements of income, that is the result of tax legislation recently enacted by the Commonwealth of Massachusetts related to the Company's real estate investment trust subsidiary, which is retroactive; a decrease in other income of $64,000 due to realized losses on investment securities; an increase in other expenses of $307,000 and a decrease in income taxes of $177,000. The annualized return on average assets (ROA) for the six months ended March 31, 2003 was -0.25%, as compared to 1.17% for the same period in the prior year. The annualized return on average equity (ROE) for the six months ended March 31, 2003 was -2.29%, as compared to 10.04% for the six months ended March 31, 2002.

      Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2003 was $3.6 million, a decrease of $857,000 as compared to $4.4 million for the six-month period ended March 31, 2002. The decrease in interest and dividend income is attributable to lower interest rates on loans and other investments as well as a reduction of loans held for investment from 86.3% of total deposits at March 31, 2002 to 61.2% at March 31, 2003. Although the investment portfolio grew $23.2 million from $28.7 million at March 31, 2002 to $51.9 million at March 31, 2003, interest and dividends on securities and other interest income increased only $242,000 due to the decrease in interest rates generally and the Bank's strategy of investing in short term, lower yielding securities in anticipation of rising interest rates. Management believes it is well positioned for a rising rate scenario. In the short term, profitability will remain relatively unchanged as the effects of higher earning assets being replaced with lower earning assets are offset by the effects of higher costing term deposits and borrowings being replaced with lower costing term deposits and borrowings.

      Interest Expense. Interest expense for the six months ended March 31, 2003 was $1.3 million, including $124,000 in interest on FHLB advances, which is a decrease of $488,000 from $1.8 million for the six months ended March 31, 2002. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period. There was a $449,000 decrease in interest on deposits and a $39,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase.

      Net Interest and Dividend Income. Net interest and dividend income for the six-month period ended March 31, 2003 was $2.2 million as compared to $2.5 million for the six months ended March 31, 2002. The net interest margin (NIM) for the six months ended March 31, 2003 was 3.00%, a decrease of 67 basis points as compared to 3.70% for the six months ended March 31, 2002. The reason for the decrease in the NIM was primarily due to the decrease in interest and fees on loans and the low interest rate environment.

      Provision for Loan Losses. The Bank made no allocation to its allowance for loan loss account for the six months ended March 31, 2003 compared to $80,000 for six months period ended March 31, 2002. The loan loss provision was decreased due to the reduction in the Bank's loan portfolio due to the sale of loans. It had been increased in the previous year to better align the reserve with the size and risk associated with the portfolio at that time. At March 31, 2003, the Bank had no loans 90 days or more delinquent. The Bank's allowance for loan losses was 1.13% of total loans at March 31, 2003. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Total other income for the six-month period ended March 31, 2003 was $462,000 as compared to $525,000 for the six months ended March 31, 2002. The $63,000 decrease is primarily the result of an increase of $352,000 in gains on loans sold offset by an increase of $473,000 in securities losses on the sale of investment securities taken during the six months ended March 31, 2003. Other income increased $56,000 during the same six-month comparative. The $56,000 increase consisted of increases in service charges of $1,000, increases in other income of $15,000, and increases in loan servicing fee income of $40,000.

      Other Expenses. Other expenses for the six months ended March 31, 2003 were $2.0 million as compared to $1.69 million for the six months ended March 31, 2002. The $307,000 increase was primarily due to an increase in salaries and employee benefits expense of $143,000, an increase in occupancy expense of $3,000, an increase in data processing expense of $10,000, an increase in directors fees of $2,000 and an increase in other expense of $163,000, off set in part by a decrease in legal and professional fees of $4,000 and a decrease in equipment expense of $10,000. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 2003 was 2.57% as compared to 2.30% for the six-month period ended March 31, 2003.
The increase in salary and employee benefits was due, substantially, to the annual increase in employee compensation. The increase in other expense was primarily the result of the amortization of mortgage servicing rights.

      Extraordinary Item. The extraordinary item expense was the result of the recent Massachusetts tax legislation effecting the 95% tax dividend exclusion of dividends received by the Bank from its real estate investment trust subsidiary. The new tax legislation expressly disallows the deduction for dividends received from a real estate investment trust subsidiary. As a result of the enactment of the legislation, the Company ceased recording the tax benefits associated with the dividend received deduction. The extraordinary item of $572,000 is net of an income tax benefit of $300,000.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 2003 was 50.73%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 2003, regulatory liquidity totaled $70.0 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At March 31, 2003, the Bank had outstanding advances from the FHLB of Boston in the amount of $5.3 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At March 31, 2003, the Bank had $9.5 million in outstanding residential and commercial commitments to originate loans, as well as $24.0 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. At March 31, 2003, certificates of deposit that are scheduled to mature in one year or less totaled $40.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At March 31, 2003 the Bank exceeded all of its regulatory capital requirements.

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

Item 1.     Legal Proceedings
                        None

Item 2.     Changes in Securities and Use of Proceeds
                        None

Item 3.     Defaults upon Senior Securities
                        None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Stockholders ("Meeting") on January 21, 2003. All of the proposals submitted to stockholders and the tabulation of votes for each proposal are as follows:

            1. Election of three candidates to the Board of Directors to serve for a three-year term.

            The number of votes cast with respect to this matter were as follows:

            Nominee                       For          %      Withhold      %
            ------------------------------------------------------------------
            Peter A. Frizzell, DDS      800,926      98.9       8,605      1.1
            Robert H. Moore             802,939      99.2       6,592      0.8
            Henry D. Newman, III        798,025      98.6      11,506      1.4

            2. Ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent public accountants for the fiscal year ending September 30, 2003.

              For         %       Against      %      Abstain      %
            ---------------------------------------------------------
            803,493      89.1      2,537      0.3      3,501      0.4

            There were no broker non-votes with respect to the above proposals.

Item 5.     Other Information

            The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the six months period ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits
              Exhibit 11, Computation of Earnings (Losses) per Share.
              Exhibit 99.1, Statement Furnished Pursuant to Section 906 of
                 the Sarbanes-Oxley Act.
              Exhibit 99.2, Statement Furnished Pursuant to Section 906 of
                 the Sarbanes-Oxley Act.

      (b)   Reports on Form 8-K

            1. The Company filed a Form 8-K with the Securities and Exchange Commission on March 5, 2003 reporting in Item 5 a one time charge to earnings resulting from the recently enacted tax legislation in Massachusetts, related to the Company's real estate investment trust subsidiary, which was retroactive.

            2. The Company filed a Form 8-K with the Securities and Exchange Commission on April 24, 2003 reporting in Item 12 its earnings for the second quarter of the 2003 fiscal year.

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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date: 5/9/2003                      By:  /s/ Santo P. Pasqualucci
      --------                         ----------------------------------
                                    Santo P. Pasqualucci
                                    President and Chief Executive Officer


Date: 5/9/2003                         By:  /s/ George E. Young, III
      --------                              --------------------
                                    George E. Young, III
                                    Senior Vice President
                                       and Chief Financial Officer

                               Certifications

      I, Santo P. Pasqualucci, certify that:
1.    I have reviewed this quarterly report on Form 10-QSB of Falmouth
      Bancorp, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
      (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003                  /s/ Santo P. Pasqualucci
                                    -------------------------------------
                                    Santo P. Pasqualucci
                                    President and Chief Executive Officer

      I, George E. Young, III, certify that:
1.    I have reviewed this quarterly report on Form 10-QSB of Falmouth
      Bancorp, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003                  /s/ George E. Young, III
                                    -------------------------------
                                    George E. Young, III
                                    Senior Vice President and Chief
                                    Financial Officer