Form 10QSB
period 2003-06-30
FALMOUTH BANCORP INC
filed 2003-08-14
CIK 1027280

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                     ----------------------------------

                                 FORM 10-QSB

                                 (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended June 30, 2003

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACTS OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Outstanding at
                  Class                                    June 30, 2003
                  -----                                    -------------
        Common Stock, Par Value $.01                          905,642

Transitional small business disclosure format:
      Yes [ ]      No [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                     Page

Item 1   Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 2003 and September 30, 2002                          1

         Condensed Consolidated Statements of Income
         For Three and Nine Months Ended June 30, 2003 and 2002      2-3

         Condensed Consolidated Statements of Changes
         in Stockholders' Equity For Nine Months Ended
         June 30, 2003 and 2002                                        4

         Condensed Consolidated Statements of Cash Flows
         For Nine Months Ended June 30, 2003 and 2002                5-6

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                        7-9

Item 2   Management's Discussion and Analysis of
         Financial Condition and Operating Results                 10-15

Item 3   Controls and Procedures                                      16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                            17

Item 2.  Changes in Securities and Use of Proceeds                    17

Item 3.  Defaults Upon Senior Securities                              17

Item 4.  Submission of Matters to a Vote of Security Holders          17

Item 5.  Other Information                                            17

Item 6.  Exhibits and Reports on Form 8-K                             18

         Signatures                                                   19


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

Part I. Item I.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    June 30, 2003 and September 30, 2002
                    ------------------------------------



                                                                               June 30,        September 30,
                                                                                 2003              2002
                                                                                 ----              ----
                                                                                       (unaudited)

ASSETS
Cash, due from banks, and interest bearing deposits                          $  6,128,166      $  2,916,804
Federal funds sold                                                              3,931,558         4,505,780
                                                                             ------------      ------------
      Total cash and cash equivalents                                          10,059,724         7,422,584
Investments in available-for-sale securities (at fair value)                   34,052,054        18,712,954
Investments in held-to-maturity securities (fair values of $30,397,848
 as of June 30, 2003 and $28,034,474 as of September 30, 2002)                 30,375,569        28,060,267
Federal Home Loan Bank stock, at cost                                             878,000           878,000
Loans, net                                                                     83,832,032        95,009,955
Premises and equipment                                                          1,784,722         1,792,016
Accrued interest receivable                                                     1,340,733         1,114,924
Cooperative Central Bank Reserve Fund Deposit                                     395,395           395,395
Other assets                                                                    1,237,521         1,134,907
                                                                             ------------      ------------
      Total Assets                                                           $163,955,750      $154,521,002
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-Interest-bearing                                                       $ 19,403,451      $ 17,552,180
  Interest-bearing                                                            121,996,357       114,164,879
                                                                             ------------      ------------
      Total deposits                                                          141,399,808       131,717,059
Securities sold under agreements to repurchase                                  1,246,812           471,872
Federal Home Loan Bank advances                                                 3,607,146         5,178,175
Other liabilities                                                                 272,689           761,663
                                                                             ------------      ------------
      Total Liabilities                                                       146,526,455       138,128,769
                                                                             ------------      ------------
Minority preferred stockholders' equity in a
 subsidiary company of Falmouth Bank                                               50,500            53,500
                                                                             ------------      ------------
Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized 500,000 shares;
   none issued
  Common stock, par value $.01 per share, authorized 2,500,000 shares;
   issued 1,454,750 shares                                                         14,547            14,547
  Paid-in capital                                                              14,030,959        13,981,543
  Retained earnings                                                            13,755,005        13,735,221
  Unallocated Employee Stock Ownership Plan shares                               (235,160)         (301,299)
  Treasury stock (549,108 shares as of June 30, 2003;
   553,971 shares as of September 30, 2002)                                    (9,721,792)       (9,807,890)
  Unearned compensation                                                          (340,994)         (477,088)
  Accumulated other comprehensive loss                                           (123,770)         (806,301)
                                                                             ------------      ------------
      Total stockholders' equity                                               17,378,795        16,338,733
                                                                             ------------      ------------
      Total liabilities and stockholders' equity                             $163,955,750      $154,521,002
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                                 (unaudited)


                                                              Three Months Ended              Nine Months Ended
                                                              ------------------              -----------------

                                                           June 30,        June 30,        June 30,        June 30,
                                                             2003            2002            2003            2002
                                                             ----            ----            ----            ----

Interest and dividend income:
  Interest and fees on loans                              $1,269,363      $1,860,975      $4,086,068      $5,779,848
  Interest and dividends on securities:
      Taxable                                                300,894         318,263         950,528         723,753
      Dividends on marketable equity securities               16,819          19,209          58,109          61,931
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                             -               -               -             551
  Other interest                                              37,531          29,302         101,452          90,541
                                                          ----------      ----------      ----------      ----------
      Total interest and dividend income                   1,624,607       2,227,749       5,196,157       6,656,624
                                                          ----------      ----------      ----------      ----------
Interest expense:
  Interest on deposits                                       500,461         714,616       1,714,925       2,378,554
  Interest on securities sold under agreement
   to repurchase                                               4,125             857           9,334           4,256
  Interest on Federal Home Loan Bank advances                 53,819          62,799         177,916         227,337
                                                          ----------      ----------      ----------      ----------
      Total interest expense                                 558,405         778,272       1,902,175       2,610,147
                                                          ----------      ----------      ----------      ----------
      Net interest and dividend income                     1,066,202       1,449,477       3,293,982       4,046,477
  Provision for loan losses                                        -          30,000               -         110,000
                                                          ----------      ----------      ----------      ----------
      Net interest income after provision for
       loan losses                                         1,066,202       1,419,477       3,293,982       3,936,477
                                                          ----------      ----------      ----------      ----------
Other income:
  Service charges on deposit accounts                         53,664          43,450         147,308         136,221
  Security losses, net                                        (1,211)        (70,020)       (456,703)        (52,958)
  Net gains on sales of loans                                243,531          78,560         855,304         338,086
  Loan servicing fees                                         40,969          18,320         105,141          42,248
  Other income                                                75,102          64,526         222,547         196,736
                                                          ----------      ----------      ----------      ----------
      Total other income                                     412,055         134,836         873,597         660,333
                                                          ----------      ----------      ----------      ----------
Other expense:
  Salaries and employee benefits                             453,147         434,746       1,447,633       1,286,498
  Occupancy expense                                           42,033          38,182         127,447         120,363
  Equipment expense                                           48,844          44,706         138,537         144,294
  Data processing expense                                    111,270         103,849         309,028         291,562
  Directors' fees                                             24,815          17,900          62,100          52,950
  Legal and professional fees                                 34,835          55,559         125,748         150,277
  Other expenses                                             384,889         178,147         887,552         518,102
                                                          ----------      ----------      ----------      ----------
      Total other expenses                                 1,099,833         873,089       3,098,045       2,564,046
                                                          ----------      ----------      ----------      ----------
      Income before income taxes                             378,424         681,224       1,069,534       2,032,764
  Income taxes                                               105,295         253,667         420,465         746,292
                                                          ----------      ----------      ----------      ----------
      Net income before extraordinary item                   273,129         427,557         649,069       1,286,472
  Extraordinary item (net of tax expense of $146,221
   for the 3 month period ended June 30, 2003 and
   net of tax benefit of $153,799 for the 9 month
   period ended June 30, 2003)                               295,389               -        (276,959)              -
                                                          ----------      ----------      ----------      ----------
      Net income after extraordinary item                 $  568,518      $  427,557      $  372,110      $1,286,472
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Continued)

                                 (unaudited)


                                                              Three Months Ended              Nine Months Ended
                                                              ------------------              -----------------

                                                           June 30,        June 30,        June 30,        June 30,
                                                             2003            2002            2003            2002
                                                             ----            ----            ----            ----

      Comprehensive income                                $  691,448      $  218,728      $1,054,641      $1,114,146
                                                          ==========      ==========      ==========      ==========

      Earnings per common share before
       extraordinary item                                 $     0.31      $     0.49      $     0.74      $     1.46
      Earnings(loss) per common share on
       extraordinary item                                        .34               -            (.31)              -
                                                          ----------      ----------      ----------      ----------
      Earnings per common share after
       extraordinary item                                 $     0.65      $     0.49      $     0.43      $     1.46
                                                          ==========      ==========      ==========      ==========

      Earnings per common share before
       extraordinary item, assuming dilution              $     0.30      $     0.46      $     0.70      $     1.39
      Earnings (loss) per common share on
       extraordinary item, assuming dilution                     .32               -            (.30)              -
                                                          ----------      ----------      ----------      ----------
      Earnings per common share after
       extraordinary item, assuming dilution              $     0.62      $     0.46      $     0.40      $     1.39
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                       Nine Months ended June 30, 2003
                       -------------------------------
                                 (unaudited)


                                                                Unallocated
                                                               Employee Stock                           Accumulated
                                                                 Ownership                                 Other
                               Common    Paid-In     Retained       Plan       Treasury     Unearned    Comprehensive
                               Stock     Capital     Earnings      Shares       Stock     Compensation  Income (Loss)      Total
                              ------     -------     --------  --------------  --------   ------------  -------------      -----

Balance, September 30, 2002   $14,547  $13,981,543  $13,735,221  $(301,299)  $(9,807,890)  $(477,088)    $(806,301)    $16,338,733
Employee Stock Ownership
 Plan                                       99,011                                                                          99,011
ESOP shares released                                                66,139                                                  66,139
Recognition and retention
 plan                                       93,396                                                                          93,396
Distribution of RRP shares                (136,094)                                          136,094                             -
Purchase of treasury stock
Exercise of stock options
 and related tax benefit                    (6,897)                               86,098                                    79,201
Dividends declared
 ($.39 per share)                                      (352,326)                                                          (352,326)
Comprehensive income:
  Net Income                                            372,110
  Net change in unrealized
   holding gain on
   available-for-sale
   securities                                                                                              682,531
    Comprehensive Income                                                                                                 1,054,641
                              -------  -----------  -----------  ---------   -----------   ---------     ---------     -----------
Balance, June 30, 2003        $14,547  $14,030,959  $13,755,005  $(235,160)  $(9,721,792)  $(340,994)    $(123,770)    $17,378,795
                              =======  ===========  ===========  =========   ===========   =========     =========     ===========


                       Nine Months ended June 30, 2002
                       -------------------------------
                                 (unaudited)


                                                                Unallocated
                                                               Employee Stock                           Accumulated
                                                                 Ownership                                 Other
                               Common    Paid-In     Retained       Plan       Treasury     Unearned    Comprehensive
                               Stock     Capital     Earnings      Shares       Stock     Compensation  Income (Loss)      Total
                              ------     -------     --------  --------------  --------   ------------  -------------      -----


Balance, September 30, 2001   $14,547  $13,901,279  $12,676,198  $(389,483)  $(8,749,737)  $(137,429)    $(404,687)    $16,910,688
Employee Stock Ownership
 Plan                                       77,746                                                                          77,746
ESOP shares released                                                66,138                                                  66,138
Recognition and retention
 plan                                       53,825                                          (477,088)                     (423,263)
Distribution of RRP shares                (137,429)                                          137,429                             -
Purchase of treasury stock                                                    (1,328,901)                               (1,328,901)
Exercise of stock options
 and related tax benefit                       105                               233,641                                   233,746
Dividends declared
 ($.37 per share)                                      (340,062)                                                          (340,062)
Comprehensive income:
  Net income                                          1,286,472
  Net change in unrealized
   holding gain on
   available-for-sale
   securities                                                                                             (172,326)
    Comprehensive Income                                                                                                 1,114,146
                              -------  -----------  -----------  ---------   -----------   ---------     ---------     -----------
Balance, June 30, 2002        $14,547  $13,895,526  $13,622,608  $(323,345)  $(9,844,997)  $(477,088)    $(577,013)    $16,310,238
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Nine Months Ended June 30, 2003 and 2002
              ------------------------------------------------


                                                                                     2003              2002
                                                                                     ----              ----
                                                                                  (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net income                                                                     $    372,110      $  1,286,472
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Realized losses on available for sale investment securities, net                456,703            52,958
      Amortization of investment securities, net                                    1,049,456           313,254
      Provision for loan loss                                                               -           110,000
      Change in deferred loan costs net of origination fees                           (36,049)           (2,242)
      Net gains on sales of loans                                                    (855,304)         (338,086)
      Depreciation and amortization                                                   124,838           145,375
      Loss on disposal of equipment                                                         -             1,071
      Increase in accrued interest receivable                                        (225,809)          (87,046)
      (Increase) decrease in prepaid expenses                                           7,726            (6,311)
      Increase in other assets                                                       (124,726)         (288,797)
      Recognition and retention plan (RRP)                                             93,396            53,825
      (Increase) decrease accrued expenses                                            (31,315)            1,663
      Decrease (increase) in taxes payable                                             36,840          (114,191)
      Increase in accrued interest payable                                                319                 5
      Decrease in other liabilities                                                  (457,978)          (41,487)
                                                                                 ------------      ------------
  Net cash provided by operating activities                                           410,207         1,086,463
                                                                                 ------------      ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                                      (40,299,762)       (9,875,415)
  Proceeds from sales of available-for-sale securities                                664,940            60,881
  Proceeds from maturities of available-for-sale securities                        24,185,809         1,350,285
  Purchases of held-to-maturity securities                                        (32,666,947)      (19,471,386)
  Proceeds from maturities of held-to-maturity securities                          29,615,476        12,278,909
  Loan originations and principal collections, net                                (41,873,128)      (17,036,358)
  Proceeds from sales of loans                                                     53,942,404        23,470,564
Capital expenditures                                                                 (117,544)          (72,287)
                                                                                 ------------      ------------
    Net cash used in investing activities                                          (6,548,752)       (9,294,807)
                                                                                 ------------      ------------
Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts                        12,808,372        11,857,728
  Net decrease in time deposits                                                    (3,125,623)         (937,903)
  Net increase (decrease) in securities sold under agreements to repurchase           774,940          (278,811)
  Repayments of Federal Home Loan Bank long-term advances                          (1,571,029)       (2,066,940)
  Redemption of preferred shares relative to minority interests                        (3,000)             (500)
  Proceeds from exercise of stock options                                              79,201           233,746
  Dividends paid                                                                     (352,326)         (340,062)
  Employee Stock Ownership Plan                                                        99,011            77,746
  Unallocated ESOP shares released                                                     66,139            66,138
  Purchase of company shares for RRP Trust                                                  -          (477,088)
  Purchase of treasury stock                                                                -        (1,328,901)
                                                                                 ------------      ------------
    Net cash provided by financing activities                                       8,775,685         6,805,153
                                                                                 ------------      ------------


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Nine Months Ended June 30, 2003 and 2002
              ------------------------------------------------
                                 (continued)


                                                                                     2003              2002
                                                                                     ----              ----
                                                                                  (Unaudited)       (Unaudited)

Increase (decrease) in cash and cash equivalents                                    2,637,140        (1,403,191)
Cash and cash equivalents at beginning of period                                    7,422,584        10,835,279
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 10,059,724      $  9,432,088
                                                                                 ============      ============

Supplemental disclosures

  Interest paid                                                                  $  1,901,856      $  2,610,142
  Income taxes paid                                                                  (229,826)          860,483


               The accompanying notes are an integral part of
             these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements


      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2002. The results of operations for the nine-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

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

      SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement. All of the provisions of SFAS No. 142 were effective for the Company beginning with its fiscal year ending September 30, 2002. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

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


                                                               Three months ended          Nine months ended
                                                                    June 30,                     June 30,
                                                               2003          2002          2003           2002
                                                               ----          ----          ----           ----

Net income (loss) as reported, after extraordinary item      $568,518      $427,557      $372,110      $1,286,472
Stock based compensation expense
 determined under fair value method, net of tax benefit        (4,746)       (4,780)      (14,187)        (27,403)
                                                             --------      --------      --------      ----------
Pro forma net income (loss)                                  $563,772      $422,777      $357,923      $1,259,069
                                                             ========      ========      ========      ==========

Earnings (loss) per share:
Basic as reported                                            $   0.65      $   0.49      $   0.43      $     1.46
                                                             ========      ========      ========      ==========
Basic - pro forma                                            $   0.65      $   0.48      $   0.41      $     1.43
                                                             ========      ========      ========      ==========

Diluted as reported                                          $   0.62      $   0.46      $   0.40      $     1.39
                                                             ========      ========      ========      ==========
Diluted - pro forma                                          $   0.61      $   0.46      $   0.39      $     1.36
                                                             ========      ========      ========      ==========


      Note 5 - Dividends

      On May 20, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on June 24, 2003 to stockholders of record at the close of business on June 10, 2003.

      Note 6 - Recent Developments

      During the quarter ended June 30, 2003 the Company issued 2,469 treasury shares due to exercised employee stock options. At June 30, 2003, the Company had 549,108 treasury shares.

      Note 7 - Contingency and Extraordinary Item

      Falmouth Capital Corporation ("FCC"), a subsidiary of the Bank, was established in December 1999 as a Massachusetts-chartered real estate investment trust (the "REIT"). The Bank received dividends from FCC.

      The Bank, and several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries, have previously received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by the Bank and other institutions. The Bank received a Notice of Intent to assess a tax in the amount of $470,972 and its intentions were to vigorously appeal this Notice. The Company did not record a loss provision in regard to this matter.

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

      On June 20, 2003, the Bank and its subsidiary real estate investment trust entered into an agreement with the DOR settling the dispute concerning the dividends received deduction claimed by the Bank. Under the agreement, the Bank paid $250,970 to the DOR, which will abate the balance of assessments and all tax and interest otherwise remaining due under the assessments. The Bank recorded a credit to extraordinary expense of $295,389. Net of tax effects, the item of extraordinary expense was reduced from $572,348 as reported for the three month and six month periods ended March 31, 2003 to $276,959 on the statements of income for the nine month period ended June 30, 2003.

      Because of the inability to deduct dividends received from the Bank's REIT, it is expected that net income during the remainder of 2003 will be reduced by approximately $40,000 per quarter.

Part I. Item 2.         Management's Discussion and
            Analysis of Financial Condition and Operating Results


General


      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At June 30, 2003, there were 905,642 shares of the common stock of the company outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB."

      The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The business of the Bank consists of attracting deposits from the general public and local businesses and using these funds to originate primarily residential and commercial real estate loans located in Falmouth, Massachusetts and surrounding areas and to invest in United States Government and Agency securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's business strategy is to operate as a profitable community bank dedicated to financing home ownership, small business, and consumer needs in its market area and to provide personal, high quality service to its customers. The Bank has one subsidiary, Falmouth Capital Corporation, a real estate investments trust.

      The Company had average shares outstanding of 904,524 at June 30, 2003, as compared to 873,431 average shares outstanding at June 30, 2002. At June 30, 2003, the Company had repurchased a total of 549,108 shares, or 37.74% of its common stock, leaving 905,642 shares issued and outstanding.

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2002, included in our Annual Report, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The Audit Committee and our Board of Directors periodically review these critical policies and their application.

Comparison of Financial Condition at June 30, 2003 and September 30, 2002.

      The Company's total assets increased by $9.4 million or 6.11% for the nine months ended June 30, 2003, from $154.5 million at September 30, 2002 to $163.9 million at June 30, 2003. Total deposits increased $9.7 million or 7.35%, from $131.7 million at September 30, 2002 to $141.4 million at June 30, 2003. This increase was due, in part, to seasonal deposits in NOW accounts and regular savings accounts during the period. Total net loans were $83.8 million or 59.3% of total deposits at June 30, 2003, as compared to $95.0 million or 72.1% of total deposits at September 30, 2002, representing a decrease of

$11.2 million for the period. This decrease was due, in part, to the large number of 1-4 family mortgages that were re-written, due to lower market rates, and then sold by the Bank on the secondary market with the loan servicing retained. Investment securities were $65.3 million or 39.8% of total assets at June 30, 2003, as compared to $47.7 million or 30.8% of total assets at September 30, 2002. Investment securities increased $17.6 million or 37.0% due, in part, to the reinvestment of cash flows generated from loan payoffs and sold loans into short-term securities.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased from $5.2 million at September 30, 2002 to $3.6 million at June 30, 2003. The decrease of $1.6 million was due to routine amortization and maturity of advances during the period.

      Securities sold under agreements to repurchase (sweep accounts for commercial depositors) increased from $472,000 at September 30, 2002 to $1.3 at June 30, 2003. The increase was attributed to the increased seasonal deposits of our commercial demand deposit customers.

      Stockholders' equity was $17.38 million at June 30, 2003, as compared to $16.34 million at September 30, 2002, an increase of $1.04 million. This change was primarily due to an increase of $20,000 in retained earnings, a decrease in other comprehensive loss of $683,000 due to realized gains on available for sale investments and the increased value of available for sale investments, the scheduled discharge of liabilities on stock-based employee benefit plans of $258,000 (ESOP and RRP), and the exercise of stock options, net of tax benefits, of $79,000. The ratio of stockholders' equity to total assets was 10.60% at June 30, 2003, and the book value per share of common stock was $19.19, compared to 10.57% and $18.15, respectively, at September 30, 2002.

      The ratio of the allowance for loan losses to total loans was 1.11% at June 30, 2003. Management believes the allowance will be adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Three Months Ended June 30, 2003 and 2002

      Net Income. The Company's net gain, after an extraordinary item, for the three months ended June 30, 2003 was $569,000, as compared to net income of $428,000 for the three months ended June 30, 2002. The increase in net income of $141,000 was due, in part, to a decrease in interest and dividend income of $603,000 that was offset, in part, by a decrease in interest expense of $220,000. Other key factors include a reduction of $295,000 of a one-time charge to earnings of $572,000 (classified as an extraordinary item on the March 31, 2003 consolidated statements of income) that is related to a dispute and subsequent settlement between the Bank and the Commonwealth of Massachusetts concerning the tax treatment of dividends received of the Bank's real estate investment trust subsidiary; an increase in total other expenses of $227,000 and a decrease in income taxes of $148,000. The annualized return on average assets (ROA) for the three months ended June 30, 2003 was 1.43%, an increase of 253 basis points, as compared to 1.13% for the same period in the prior year. The annualized return on average equity (ROE) for the three months ended June 30, 2003 was 13.27%, as compared to 10.20% for the same period of the previous year. Interest and dividend income decreased, primarily as the result of low interest rates, loan payoffs, and loan sales during the period. The decrease in interest expense was primarily due to a reduction in the general level of interest rates while total deposits rose slightly.

      Interest and Dividend Income. Total interest and dividend income for the three months ended June

30, 2003 was $1.6 million, a decrease of $603,000, as compared to $2.2 million for the three-month period ended June 30, 2002. The decrease was attributed to a decrease in interest and fees on loans of $592,000, which was the result of generally lower interest rates on loans held for investment, offset by a decrease in interest and dividends on debt securities of $17,000, dividends on equities securities of 2,000, and an increase in other interest of $8,000.

      Interest Expense. Total interest expense for the three months ended June 30, 2003 was $558,000, as compared to $778,000 for the same period of the prior year, a decrease of $220,000. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period.

      Net Interest and Dividend Income. Net interest and dividend income was $1.07 million for the three-month period ended June 30, 2003 as compared to $1.45 million for the three months ended June 30, 2002. The $383,000 decrease was the result of a $603,000 decrease in interest and dividend income, offset in part by a $220,000 decrease in interest expense. The net interest margin for the three months ended June 30, 2003 was 2.82%, a decrease of 121 basis points, as compared to 4.03% for the three months ended June 30, 2002. The decrease in net interest margin was primarily the result of a decrease in the yield on earning assets.

      Provision for Loan Losses. The Bank made no additional provision to its allowance for loan losses during the quarter ended June 30, 2003, as compared to a provision of $30,000 for the quarter ended June 30, 2002. This was the result of management's decision to sell a substantial amount of its newly originated loans on the secondary market, thus reducing the amount of growth in loans as compared to the same period of the previous year. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount.
 If losses appear imminent within a loan type or in general, allowances could be increased. General allowances are generally increased as the total loan portfolio increases. Net loans have declined since September 30, 2002. The Bank's allowance for loan loss was 1.11% of total loans at June 30, 2003. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended June 30, 2003. As of June 30, 2003, the Bank had no non-performing loans.

      Other Income. Total other income for the three-month period ended June 30, 2003 was $412,000, as compared to $135,000 for the three months ended June 30, 2002. The $277,000 increase was primarily the result of an increase in net gains on mortgages sold of $165,000, an increase in services charges on deposit accounts of $10,000, an increase in loan servicing fee income of $23,000 an increase in other income of $10,000, and a reduction in realized losses on investments securities of $69,000.

      Other Expenses. Total other expenses for the three months ended June 30, 2003 were $1.1 million, as compared to $873,000 for the three months ended June 30, 2002. The $227,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $18,000, an increase in occupancy expense of $4,000, an increase in data processing expense of $7,000, and an increase in other expenses of $207,000, combined with an increase in equipment expense of $4,000, an increase in Directors' fees of $7,000, and a decrease in legal and professional costs of $20,000. The increase in other expenses was primarily the result of the amortization and impairment of mortgage-servicing rights due to the large number of loans serviced for others that have been re-financed and the general market for mortgage servicing rights. The annualized ratio of operating expenses to average total assets for the three months ended June 30, 2003 was 2.75%, as compared to 2.31% for the three-month period ended June 30, 2002, an increase of 44 basis points.

      Extraordinary Item. The extraordinary item expense was the result of the recent Massachusetts tax legislation effecting the 95% tax dividend exclusion of dividends received by the Bank from its real estate investment trust subsidiary. The new tax legislation expressly disallows the deduction for dividends received from a real estate investment trust subsidiary. As a result of the enactment of the legislation, the Company ceased recording the tax benefits associated with the dividend-received deduction and an extraordinary item of $572,000 (net of income tax benefits of $300,000) was recorded in March 2003.

      On June 20, 2003, the Bank and its subsidiary real estate investment trust entered into an agreement with Massachusetts concerning the dividends received deduction claimed by the Bank. Under the agreement, the Bank paid $250,970 to the DOR, which will abate the balance of assessments and all tax and interest otherwise remaining due under the assessments. During the three months period ended June 30, 2003, the Bank recorded a credit to extraordinary expense of $295,000, net of tax effects.

      Nine months Ended June 30, 2003 and 2002

      Net Income. The Company's net gain, after an extraordinary item, for the nine months ended June 30, 2003 was $372,000 as compared to net income of $1,286,000 at June 30, 2002. The decrease in net income of $914,000 was due, in part, to a decrease in interest and dividend income of $1,460,000 that was offset, in part, by a decrease in interest expense of $708,000. Other key factors included a one-time charge to earnings of $277,000, classified as an extraordinary item on the consolidated statements of income, that is the result of tax legislation recently enacted by the Commonwealth of Massachusetts related to the Company's real estate investment trust subsidiary; an increase in total other income of $213,000, an increase in total other expenses of $534,000 and a decrease in income taxes of $326,000. The annualized return on average assets (ROA) for the nine months ended June 30, 2003 was 0.31%, as compared to 1.15% for the same period in the prior year. The annualized return on average equity (ROE) for the nine months ended June 30, 2003 was 2.90%, as compared to 10.09% for the nine months ended June 30, 2002.

      Interest and Dividend Income. Total interest and dividend income for the nine months ended June 30, 2003 was $5.2 million, a decrease of $1.5 million as compared to $6.7 million for the nine-month period ended June 30, 2002. The decrease in interest and dividend income is attributable to lower interest rates on loans and other investments as well as a reduction of loans held for investment from 79.9% of total deposits at June 30, 2002 to 59.3% at June 30, 2003. Although the investment portfolio grew $30.0 million from $35.3 million at June 30, 2002 to $65.3 million at June 30, 2003, interest and dividends on securities increased $223,000 due to the decrease in interest rates generally and the Bank's strategy of investing in short term, lower yielding securities in anticipation of rising interest rates. Management believes it is well positioned for a rising rate scenario. In the short term, profitability will remain relatively unchanged as the effects of higher earning assets being replaced with lower earning assets are offset by the effects of higher costing term deposits and borrowings being replaced with lower costing term deposits and borrowings.

      Interest Expense. Interest expense for the nine months ended June 30, 2003 was $1.9 million, including $178,000 in interest on FHLB advances, which is a decrease of $708,000 from $2.6 million for the nine months ended June 30, 2002. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period. There was a $664,000 decrease in interest on deposits and a $44,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase.

      Net Interest and Dividend Income. Net interest and dividend income for the nine-month period ended June 30, 2003 was $3.3 million as compared to $4.0 million for the nine months ended June 30, 2002. The net interest margin
(NIM) for the nine months ended June 30, 2003 was 2.82%, a decrease of 121 basis points as compared to 4.03% for the nine months ended June 30, 2002. The reason for the decrease in the NIM was primarily due to the decrease in interest and fees on loans and the low interest rate environment.

      Provision for Loan Losses. The Bank made no allocation to its allowance for loan loss account for the nine months ended June 30, 2003 compared to $110,000 for nine months period ended June 30, 2002. The loan loss provision was decreased due to the reduction in the Bank's loan portfolio due to the sale of loans. It had been increased in the previous year to better align the reserve with the size and risk associated with the portfolio at that time. At June 30, 2003, the Bank had no loans 90 days or more delinquent.
The Bank's allowance for loan losses was 1.11% of total loans at June 30, 2003. Management believes the provision to be adequate and commensurate with the level of credit risk.

      Other Income. Total other income for the nine-month period ended June 30, 2003 was $873,000 as compared to $660,000 for the nine months ended June 30, 2002. The $213,000 increase is primarily the result of an increase of $517,000 in gains on sales of loans, an increase of $11,000 in service charges on deposit accounts, and increase in loan servicing fee income of $63,000, an increase of $26,000 in other income, and an increase of $404,000 on realized losses on the sale of investment securities taken during the nine months ended June 30, 2003.

      Other Expenses. Total other expenses for the nine months ended June 30, 2003 were $3.1 million as compared to $2.6 million for the nine months ended June 30, 2002. The $534,000 increase was primarily due to an increase in salaries and employee benefits expense of $161,000, an increase in occupancy expense of $7,000, an increase in data processing expense of $17,000, an increase in directors fees of $9,000 and an increase in other expense of $369,000, offset in part by a decrease in legal and professional fees of $24,000 and a decrease in equipment expense of $5,000. The ratio of annualized operating expenses to average total assets for the nine months ended June 30, 2003 was 2.63% as compared to 2.30% for the nine-month period ended June 30, 2003. The increase in salary and employee benefits was due, substantially, to the annual increase in employee compensation. The increase in other expense was primarily the result of the amortization and impairment of mortgage servicing rights.

      Extraordinary Item. The extraordinary item expense was the result of the recent Massachusetts tax legislation effecting the 95% tax dividend exclusion of dividends received by the Bank from its real estate investment trust subsidiary. The new tax legislation expressly disallows the deduction for dividends received from a real estate investment trust subsidiary. As a result of the enactment of the legislation, the Company ceased recording the tax benefits associated with the dividend-received deduction and an extraordinary item of $572,000 (net of income tax benefits of $300,000) was recorded in March 2003.

      On June 20, 2003, the Bank and its subsidiary real estate investment trust entered into an agreement with Massachusetts concerning the dividends received deduction claimed by the Bank. Under the agreement, the Bank paid $250,970 to the DOR, which will abate the balance of assessments and all tax and interest otherwise remaining due under the assessments. The Bank recorded a credit to extraordinary expense of $295,000. Net of tax effects, the item of extraordinary expense was reduced from $572,000 as reported for the three month and six month periods ended March 31, 2003 to $277,000 on the statements of income for the nine month period ended June 30, 2003.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at June 30, 2003 was 51.13%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 2003, regulatory liquidity totaled $111.5 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston (FHLB). At June 30, 2003, the Bank had outstanding advances from the FHLB of Boston in the amount of $3.6 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer term matched borrowings, which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At June 30, 2003, the Bank had $10.3 million in outstanding residential and commercial commitments to originate loans, as well as $23.9 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. At June 30, 2003, certificates of deposit that are scheduled to mature in one year or less totaled $40.2 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At June 30, 2003 the Bank exceeded all of its regulatory capital requirements.

      Part 1. Item 3.

Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              OTHER INFORMATION

Part II.

Item 1.  Legal Proceedings
            None

Item 2.  Changes in Securities and Use of Proceeds
            None

Item 3.  Defaults upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
            None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                 Exhibit 11, Computation of Earnings (Losses) per Share.
                 Exhibit 31.1, Certifications Furnished Pursuant to Section 302 of the Sarbanes-Oxley Act.
                 Exhibit 32.1, Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act.
                 Exhibit 32.2, Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b)     Reports on Form 8-K

                 1. The Company filed a Form 8-K with the Securities and Exchange Commission on June 23, 2003 reporting in Item 5 a reduction of a previously reported one-time charge to earnings. The recovery is the result of a settlement between a number of Massachusetts's banks and the Massachusetts Department of Revenue, related to the banks' real estate investment trust subsidiaries.

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

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date: August 8, 2003                      By: /s/ Santo P. Pasqualucci
     ---------------                         -------------------------
                                          Santo P. Pasqualucci
                                          President and
                                          Chief Executive Officer


Date: August 11, 2003                     By: /s/ George E. Young, III
     ----------------                        -------------------------
                                          George E. Young, III
                                          Senior Vice President and
                                          Chief Financial Officer