Form 10KSB
period 2003-09-30
FALMOUTH BANCORP INC
filed 2003-12-29
CIK 1027280

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2003

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

Securities registered pursuant to section 12(g) of the Exchange Act:

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

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

      The revenues for the issuer's fiscal year ended September 30, 2003 were $7,862,818.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On December 1, 2003: $21,767,972.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Company had 914,827 shares outstanding as of December 1, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 17, 2003, and the 2003 Annual Report to Stockholders for the fiscal year ended September 30, 2003, are incorporated by reference into Part II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes        No   X
    -----     -----

                              TABLE OF CONTENTS

                                                                    Page
                                                                    ----

FORWARD LOOKING STATEMENTS                                            i

PART I
  ITEM 1.   DESCRIPTION OF BUSINESS                                   1
  ITEM 2.   DESCRIPTION OF PROPERTY                                  36
  ITEM 3.   LEGAL PROCEEDINGS                                        36
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      36

PART II
  ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS                                      36
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                      37
  ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS                        37
  ITEM 8.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                      37

PART III
  ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY          37
  ITEM 10.  EXECUTIVE COMPENSATION                                   38
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                           38
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           38
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         39
  ITEM 14.  CONDITIONS AND PROCEDURES                                40


SIGNATURES                                                           41
EXHIBITS                                                             42

                         FORWARD LOOKING STATEMENTS

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

                                   PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. At September 30, 2003, there were 913,727 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's common stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB represents the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries. The Company had total assets of $166.1 million as of September 30, 2003.

      The Bank conducts its business through an office located in Falmouth, Massachusetts, where it was originally founded in 1925 as a Massachusetts chartered mutual co-operative Bank, and branches located in East Falmouth and North Falmouth, Massachusetts. The Bank opened a new branch office in Bourne, Massachusetts in November 2003. The Bank's deposits are currently insured up to applicable limits by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") and the Share Insurance Fund of the Co-operative Central Bank of Massachusetts.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its offices in Falmouth, North Falmouth and East Falmouth. The Bank expanded its market area in November 2003 opening a branch office in the Massachusetts community of Bourne. The Bank continues to offer traditional retail and commercial banking services as well as electronic services such as its toll free Voice Response System "ON CALL," which enables its customers to access current balance information and transfer funds between accounts by telephone, its new Internet Banking and Bill Paying product on its web site at www.FalmouthBank.com, and three on-site, as well as three off-site ATMs. The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions), which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

Employees

      At September 30, 2003, the Bank employed 33 full-time and 6 part-time employees. The Bank's employees are not represented by a collective bargaining agreement, and the Bank considers its relationship with its employees to be good.

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms of up to 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 2003, achieved the level of $111.2 million and were primarily single-family residential loans. During this period, the Bank was ranked by Banker and Tradesman as one of the largest producers of residential mortgage loans in the Falmouth market. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 2003. The Bank is a qualified seller/servicer for the Federal National Mortgage Association ("FNMA") and was servicing $68.1 million in loans for FNMA and $1.9 million for other investors at September 30, 2003.

      Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                      At September 30,
                              -------------------------------------------------------------------------------------------------
                                     2003               2002                2001                2000                1999
                              -----------------   -----------------   -----------------   -----------------   -----------------
                              Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                              ------    -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                   (Dollars in thousands)

Residential mortgage loans    $50,525    58.06%   $ 69,694   69.40%   $ 94,084   79.63%   $ 88,647   79.50%   $ 67,709   81.02%
Commercial real estate loans   15,702    18.04      11,845   11.80      10,406    8.81      11,865   10.64       8,488   10.16
Consumer loans                    403      .46         439     .44         546     .46         527     .47         577     .69
Home equity loans              15,451    17.75      13,251   13.20       8,486    7.18       7,143    6.41       4,621    5.53
Commercial loans                4,943     5.69       5,179    5.16       4,634    3.92       3,331    2.98       2,175    2.60
                              -------   ------    --------  ------    --------  ------    --------  ------    --------  ------
    Gross loans                87,024   100.00%    100,408  100.00%    118,156  100.00%    111,513  100.00%     83,570  100.00%
                              -------   ======    --------  ======    --------  ======    --------  ======    --------  ======

Less:
Deferred loan (cost), net
 of origination fees             (257)                (297)               (362)               (190)                (19)
Unadvanced  principal           3,201                4,756               5,019               5,216               2,533
Allowance for  loan losses        761                  939                 945                 755                 569
                              -------             --------            --------            --------            --------
    Loans, net                $83,319             $ 95,010            $112,554            $105,732            $ 80,487
                              =======             ========            ========            ========            ========

      One- to Four-Family Residential Real Estate Lending. The primary emphasis of the Bank's lending activity is the origination of conventional mortgage loans secured by one- to four-family residential dwellings located in the Bank's primary market area. As of September 30, 2003, loans on one- to four-family residential properties accounted for 58.1% of the Bank's loan portfolio and totaled $50.5 million.

      The Bank's mortgage loan originations are for terms of up to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms allow as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank customarily contain "due-on-sale" clauses that permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

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

      During the year ended September 30, 2003, the Bank originated $8.6 million in adjustable-rate mortgage loans and $78.1 million in fixed-rate mortgage loans for its portfolio. Approximately 57.1% of all loan originations during fiscal 2003 were the refinancing of loans already in the Bank's loan portfolio. At September 30, 2003, the Bank's loan portfolio included $29.0 million in adjustable-rate one- to four-family residential mortgage loans, or 34.5% of the Bank's total loan portfolio, and $33.3 million in fixed-rate one- to four-family residential mortgage loans, or 39.6% of the Bank's total loan portfolio.

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

      Commercial Real Estate Loans. At September 30, 2003, the Bank's commercial real estate loan portfolio totaled $15.7 million, or 18.7% of total loans. The Bank's largest loan is a commercial loan with an outstanding commitment of $1.5 million at September 30, 2003 secured by a lumber company located in Falmouth, Massachusetts.

      Commercial real estate lending entails additional risks compared with one- to four-family residential lending. For example, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers and the payment experience on such loans is typically dependent on the successful operation of a real estate project and/or the collateral value of the commercial real estate securing the loan. At September 30, 2003, all of the Bank's commercial real estate loans were performing.

      Home Equity Loans. The Bank also originates home equity loans, which are loans, secured by available equity based on the appraised value of one- to four-family residential property. Home equity loans will be made for up to 80% of the tax assessed or appraised value of the property (less the amount of the first mortgage). Home equity loans have an adjustable interest rate which ranges from 0% to 1% above the prime rate as reported in The Wall Street Journal and have terms of twenty years or less. At September 30, 2003, the Bank had $33.7 million in home equity loans with unused credit available to existing borrowers of $18.2 million.

      Consumer Loans. The Bank's consumer loans consist of passbook loans, and other consumer loans, including automobile loans. At September 30, 2003, the consumer loan portfolio totaled $403,000 or .48% of total loans. Consumer loans generally are offered for terms of up to five years at fixed interest rates. Consumer loans do not exceed $15,000 individually. Management expects to continue to promote consumer loans as part of its strategy to provide a wide range of personal financial services to its customers and as a means to increase the yield on the Bank's diversified loan portfolio.

      The Bank makes loans up to 90% of the amount of the depositor's savings account balance. The interest rate on the loan is 4.0% higher than the rate being paid on regular savings accounts and 3% higher than the rate being paid on certificates of deposit. The Bank also makes other consumer loans, which may or may not be secured. The terms of such loans usually depend on the collateral. At September 30, 2003, the total amount of passbook and other consumer loans, including overdraft lines of credit, was $201,000.

      The Bank makes loans for automobiles, both new and used, directly to the borrowers. The loans are generally limited to 80% of the purchase price or the retail value listed by the National Automobile Dealers Book. The terms of the loans are determined by the age and condition of the collateral. Collision insurance policies are required on all these loans. At September 30, 2003, the total amount of automobile loans was $202,000.

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

      Commercial Loans. The Bank employs a commercial loan officer with over 20 years of experience in commercial lending in the Falmouth market. The Bank is pursuing, on a selective basis, the origination of commercial loans to meet the working capital and short-term financing needs of established local businesses. Unless otherwise structured as a mortgage on commercial real estate, such loans are generally being limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate as reported in The Wall Street Journal. Whenever possible, the Bank collateralizes these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Commercial loans do not presently comprise a significant portion of the Bank's loan portfolio. At September 30, 2003 the Bank's non-real estate commercial loan portfolio totaled $4.9 million or 5.9% of the Bank's loan portfolio.

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

      Loan Commitments. The Bank makes a 60-day loan commitment to borrowers. At September 30, 2003, the Bank had $3.2 million in loan commitments outstanding for the origination of one- to four-family residential real estate loans.

      Loan Solicitation Origination and Loan Fees. The Bank originates loans through its main office located in Falmouth, Massachusetts and branch offices located in East Falmouth, North Falmouth and Bourne. Loan originations are derived from a number of sources, including the Bank's existing customers, referrals, realtors, advertising and "walk-in" customers at the Bank's offices.

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

      Loan Maturities. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and any stated maturity, and overdrafts are reported as due in one year or less.


                                           At September 30, 2003(1)
                                       -------------------------------
                                        Real      Consumer      Total
                                       Estate     and Other     Loans
                                       -------------------------------
                                                (In thousands)

Total loans scheduled to mature:
  In one year or less                  $ 6,410     $1,924      $ 8,334
  After one year through five years     12,756        945       13,701
  Beyond five years                     59,245      2,800       62,045
                                       -------     ------      -------
      Total                            $78,411     $5,669      $84,080
                                       =======     ======      =======

Loan balance by type scheduled to
 mature after one year:
  Fixed                                $41,819     $1,238      $43,057
  Adjustable                           $30,182     $2,507      $32,689

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


                                                   Years Ended September 30,
                                 ------------------------------------------------------------
                                   2003         2002         2001         2000         1999
                                   ----         ----         ----         ----         ----
                                                        (In thousands)

Beginning balance(1)             $ 95,949     $113,499     $106,487     $ 81,056     $ 78,182
                                 --------     --------     --------     --------     --------
Mortgage loan originations(2)      96,411       65,782       44,141       39,853       28,279
Consumer loan originations         12,130       12,573        8,999        5,318        4,323
Commercial loan originations        2,644        3,914        1,519        1,619        2,249
Less:
  Amortization and payoffs(3)     (58,324)     (62,992)     (38,734)     (21,299)     (24,193)
  Transfers to other real
   estate owned (OREO)                  -            -            -            -            -
                                 --------     --------     --------     --------     --------
  Net loans originated             52,861       19,277       15,925       25,491       10,658
                                 --------     --------     --------     --------     --------
Total loans sold                  (64,730)     (36,827)      (8,913)         (60)      (7,784)
                                 --------     --------     --------     --------     --------
Ending balance(1)                $ 84,080     $ 95,949     $113,499     $106,487     $ 81,056
                                 ========     ========     ========     ========     ========

--------------------
<F1>  Net of unearned income and unadvanced principal.
<F2>  Includes residential and commercial real estate loans.
<F3>  Includes unadvanced principal.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest is doubtful. The level established for the provision for loan losses is determined by management in its effort to maintain an allowance for loan losses that is adequate for the size and composition of its loan portfolio and reflects the Bank's historical record of loan losses. Loans with deviations in their quality are monitored on the Bank's "watch list" and are assigned specific reserve allocations, such as commercial loans and construction loans, which are weighted heavier than owner occupied 1-4 family residential loans and warrant increased provisions on an on-going basis. The Bank's non-real estate commercial loans totaled $4.9 million at September 30, 2003, as compared to $5.2 million at September 30, 2002.

      Management routinely reviews the risk weighting applied to each loan type. These are estimates that can increase or decrease the provision depending on the current risk assessment. Several risk weightings were increased slightly during the twelve-month period ended September 30, 2003. On September 30, 2003 the Bank had one delinquent residential real estate loan, two delinquent consumer loans, and no non-performing loans.

      Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance or its fair value. Any required write-down of the loan to its fair value is charged to the allowance for loan losses.


                                               At September 30,
                                     ------------------------------------
                                     2003    2002    2001    2000    1999
                                     ----    ----    ----    ----    ----
                                            (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-
 performing loans)                   $ 81    $100    $  -    $  -    $ 57
Loans 30-89 days past due as a
 percent of total loans               .10%    .10%      -%      -%    .07%
Non-performing loans:
  (90 days past due)                 $  -    $  -    $  -    $  -    $  -
OREO                                 $  -    $  -    $  -    $  -    $  -
Total non-performing assets          $  -    $  -    $  -    $  -    $  -
Non-performing loans as a percent
 of total loans                         -%      -%      -%      -%      -%
Non-performing assets as a
 percent of total assets                -%      -%      -%      -%      -%

      During the year ended September 30, 2003, no gross interest income would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.

      No interest on such loans was included in income during the respective periods. At September 30, 2003, management was not aware of any loans not currently classified as non-accrual, 90 days past due or restructured but which may be so classified in the near future because of concerns over the borrower's ability to comply with repayment terms.

      Federal and state regulations require each banking institution to classify its asset quality on a regular basis. In addition, in connection with examinations of such banking institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. An asset is classified substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. As a general rule, the Bank will classify a loan as substandard if the Bank can no longer rely on the borrower's income as the primary source for repayment of the indebtedness and must look to secondary sources such as guarantors or collateral. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a banking institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a banking institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a banking institution must either establish specific allowances for loan losses in the amount of the portion of the asset-classified loss, or charge off such amount. Examiners may disagree with a banking institution's classifications and amounts reserved. If a banking institution does not agree with an examiner's classification of an asset, it may appeal this determination to the FDIC Regional Director. At September 30, 2003, the Bank had no assets classified as special mention or doubtful, no assets designated as substandard, and none classified as loss.

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

      The bank regulatory agencies, including the FDIC, have a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

      The following table analyzes activity of the Bank's allowance for loan losses for the periods indicated.


                                                      Year Ended September 30,
                                     ----------------------------------------------------------
                                       2003        2002         2001         2000         1999
                                       ----        ----         ----         ----         ----
                                                       (Dollars in thousands)

Average loans, net                   $85,333     $106,785     $111,573     $ 94,315     $77,657
                                     -------     --------     --------     --------     -------
Period-end total loans(1)            $84,080     $ 95,949     $113,499     $106,487     $81,056
                                     -------     --------     --------     --------     -------
Allowance for loan losses at
 beginning of period                 $   939     $    945     $    755     $    569     $   527
Loans charged-off                          -            6            -            4           -
Recoveries                                 2            -            -            1           -
Provision charged to operations         (180)           -          190          189          42
                                     -------     --------     --------     --------     -------
Allowance for loan losses at
 end of period                       $   761     $    939     $    945     $    755     $   569
                                     =======     ========     ========     ========     =======
Ratios:
Allowance for loan losses as a
 percentage of period end total
 loans                                   .91%         .98%         .83%         .71%        .70%
Allowance for loan losses as a
 percentage of non-performing
 loans                                     -            -            -            -           -
Net charge-offs to average loans,
 net                                       -          .01%           -            -           -
Net charge-offs to allowance for
 loan losses                               -          .64%           -          .40%          -

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


                                                                   At September 30,
                     -----------------------------------------------------------------------------------------------------------
                             2003                  2002                  2001                  2000                  1999
                     -------------------   -------------------   -------------------   -------------------   -------------------
                              Percent of           Percent of             Percent of           Percent of            Percent of
                               Loans in             Loans in               Loans in             Loans in              Loans in
                                 Each                 Each                   Each                  Each                 Each
                             Category to           Category to           Category to           Category to           Category to
                     Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                     ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                (Dollars in Thousands)

Real estate
 mortgage:
  Residential         $211      55.57%      $330      65.56%      $532      78.79%      $436      78.53%      $282      80.42%
  Commercial           330      19.64        310      14.78        201       9.17        181      11.14        171      10.47
Commercial loans,
 other                  99       5.90        162       5.39        119       4.08         76       3.13         62       2.70
Consumer, including
 home equity loans     121      18.89        137      14.27         93       7.96         62       7.20         54       6.41
                      ----     ------       ----     ------       ----     ------       ----     ------       ----     ------
Total allowance
 for loan losses      $761     100.00%      $939     100.00%      $945     100.00%      $755     100.00%      $569     100.00%
                      ====     ======       ====     ======       ====     ======       ====     ======       ====     ======

Investment Activities

      General. The Bank is required to maintain an amount of liquid assets appropriate for its level of net withdrawals from savings accounts and current borrowings. Generally, it has been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements. At September 30, 2003, the Bank's liquidity ratio was 53.1%. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, management's judgment as to the attractiveness of the yields then available in relation to other opportunities, management's expectations of the level of yield that will be available in the future and management's projections as to the short-term demand for funds to be used in Falmouth's loan origination and other activities.

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

      All securities and investments are recorded on the books of the Bank in accordance with accounting principles generally accepted in the United States of America (GAAP). The Bank does not purchase securities and investments for trading. Available-for-sale securities are reported at fair value with unrealized gains or losses reported as a separate component of net worth. All purchases of securities and investments conform to the Bank's interest rate risk policy.

      The following table sets forth the scheduled maturities, average yields, amortized cost and market value for the Bank's investment securities at September 30, 2003.


                                                            September 30, 2003
                    ------------------------------------------------------------------------------------------------------------
                     One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Portfolio
                    ------------------  ------------------  ------------------  -------------------  ----------------------------
                    Amortized  Average  Amortized  Average  Amortized  Average  Amortized   Average  Amortized  Average  Market
                      Cost      Yield     Cost      Yield     Cost      Yield     Cost       Yield     Cost      Yield    Value
                    ---------  -------  ---------  -------  ---------  -------  ---------   -------  ---------  -------  -------
                                                          (Dollars in thousands)

U.S. Government
 Obligations         $ 5,436    0.94%     $    -       -%     $  -         -%     $  -          -%     $ 5,536    .94%   $ 5,534
Mortgage-backed
 Securities                -       -          32    7.74       352      7.49       118       7.27          502   7.45        531
Corporate Notes
 and Bonds            53,094    1.99%      8,993    1.99         -         -         -          -       62,088   1.99     62,045
                     -------              ------              ----                ----                 -------           --------
    Total            $58,630    3.22%     $9,025    3.77%     $352      7.49%     $118       7.27%      68,126   1.94     68,110
                     =======              ======              ====                ====
Marketable Equity
 Securities                                                                                              1,703   1.47      1,626
FHLB Stock                                                                                                 878   3.81        878
                                                                                                       -------           --------
    Total Invest-
     ment Portfolio                                                                                    $70,707   1.96%   $70,614
                                                                                                       =======           =======

      The following tables set forth information regarding the investment portfolio at the dates indicated.


                                                                       September 30, 2003
                                  --------------------------------------------------------------------------------------------
                                               Available-for-Sale                               Held-to-Maturity
                                  --------------------------------------------    --------------------------------------------
                                  Amortized Cost    Market Value    Percent(1)    Amortized Cost    Market Value    Percent(2)
                                  --------------    ------------    ----------    --------------    ------------    ----------
                                                                     (Dollars in thousands)

Investment securities(3):
  U.S. government obligations         $ 5,536       $ 5,534            14.9%          $     -          $     -            -%
  Other bonds and obligations          29,688        29,643            79.7            32,400           32,401         99.5
  Marketable equity securities          1,703         1,626             4.4                 -                -            -
  Mortgage-backed securities(4)           352           376             1.0               150              155           .5
                                      -------       -------           -----           -------          -------        -----
      Total Investment Portfolio      $37,279       $37,179           100.0%          $35,550          $32,556        100.0%
                                      =======       =======           =====           =======          =======        =====


                                                                          September 30,
                                                -----------------------------------------------------------------
                                                        2003                   2002                   2001
                                                -------------------    -------------------    -------------------
                                                Carrying               Carrying               Carrying
                                                 Amount     Percent     Amount     Percent     Amount     Percent
                                                --------    -------    --------    -------    --------    -------
                                                                     (Dollars in thousands)

Investment securities at carrying amount(3):
U.S. government obligations                     $ 5,534       7.9%     $14,506      31.0%     $ 4,581      23.7%
  Other bonds and obligations                    62,043      89.0       29,447      63.0       10,722      55.5
  Marketable equity securities                    1,626       2.3        1,984       4.2        2,630      13.6
  Mortgage-backed securities(4)                     526       0.8          836       1.8        1,398       7.2
                                                -------     -----      -------     -----      -------     -----
    Total Investment Portfolio                  $69,729     100.0%     $46,773     100.0%     $19,331     100.0%
                                                =======     =====      =======     =====      =======     =====

--------------------
<F1>  As a percentage of total market value.
<F2>  As a percentage of total amortized cost.
<F3>  Does not include federal funds sold of $4 million or Federal Home
      Loan Bank Stock of $878,000.
<F4>  Consists of GNMA, FHLMC and FNMA certificates.

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

      The following table sets forth the various types of deposit accounts at the Bank and the balances in these accounts at the dates indicated.


                                                                    At September 30,
                         ------------------------------------------------------------------------------------------------------
                                2003                 2002                 2001                 2000                 1999
                         ------------------   ------------------   ------------------   ------------------   ------------------
                          Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                          ------    -------    ------    -------    ------    -------    ------    -------    ------    -------
                                                                 (Dollars in thousands)

Savings deposits         $ 25,406    17.5%    $ 21,463    16.3%    $ 18,683    15.3%    $ 19,380    17.2%    $17,782     19.1%
NOW accounts               14,863    10.2        9,540     7.2        9,637     7.9       10,095     9.0       9,389     10.1
Money market deposits      31,386    21.6       26,049    19.8       19,413    15.9       16,462    14.7      14,188     15.3
                         --------   -----     --------   -----     --------   -----     --------   -----     -------    -----
  Total                    71,655    49.3       57,052    43.3       47,733    39.1       45,937    40.9      41,359     44.5
Demand deposits            20,426    14.0       17,552    13.3       16,147    13.2       14,243    12.6       8,091      8.7
Certificates of deposit    53,454    36.7       57,113    43.4       58,296    47.7       52,194    46.5      43,436     46.8
                         --------   -----     --------   -----     --------   -----     --------   -----     -------    -----
  Total deposits         $145,535   100.0%    $131,717   100.0%    $122,176   100.0%    $112,374   100.0%    $92,886    100.0%
                         ========   =====     ========   =====     ========   =====     ========   =====     =======    =====

      For more information on the Bank's deposit accounts, see Note 6 of the Notes to Consolidated Financial Statements.

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 2003.


                                      Certificates of
       Maturity Period                    Deposit
       ----------------               ---------------
                                       (In thousands)

Within three months                       $ 2,638
After three but within six months           3,272
After six but within twelve months          3,712
After twelve months                         3,461
                                          -------
Total                                     $13,083
                                          =======

      The following table sets forth the deposit activity of the Bank for the periods indicated.


                                               Years Ended September 30,
                               --------------------------------------------------------
                                 2003        2002        2001        2000        1999
                                 ----        ----        ----        ----        ----
                                                    (In thousands)

Deposits                       $809,151    $675,994    $551,960    $448,303    $344,310
Withdrawals                     797,522     669,546     546,278     432,244     335,933
                               --------    --------    --------    --------    --------
  Net increase (decrease)
   before interest credited      11,629       6,448       5,682      16,059       8,377
Interest credited                 2,189       3,093       4,120       3,429       2,990
                               --------    --------    --------    --------    --------
  Net increase
   in deposits                 $ 13,818    $  9,541    $  9,802    $ 19,488    $ 11,367
                               ========    ========    ========    ========    ========

      Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Boston to supplement its supply of lend able funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank had $2.6 million of FHLB advances outstanding at September 30, 2003.

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

      Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's "base year reserve," i.e., its reserve as of September 30, 1988, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

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

State Taxation

      Massachusetts Taxation. The Bank currently files a separate Massachusetts excise tax return, based on net income. Under state laws, Massachusetts-based financial institutions may apportion income earned in other states. However, the Massachusetts bank excise (income) tax applies to non-bank entities and out-of-state financial institutions as well as Massachusetts-based financial institutions. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Code. Carry forwards and carry backs of net operating losses are not allowed. In March of 2003, tax legislation enacted by the Commonwealth of Massachusetts, effective retroactively to 1999, eliminated the 95% income tax dividend exclusion on dividends the Bank received from its real estate investment trust subsidiary.

      For additional information regarding taxation, see Note 9 of the Notes to Financial Statements.

      Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                         REGULATION AND SUPERVISION

General

      As a co-operative bank chartered by the Commonwealth of Massachusetts, whose deposits are insured by the Bank Insurance Fund of the FDIC, the Bank is subject to extensive regulation under state law with respect to many aspects of its banking activities; this state regulation is administered by the Commissioner of the Massachusetts Division of Banks (the "Division").
In addition, the FDIC levies assessments or deposit insurance premiums on the Bank and is vested with authority to supervise the Bank and to exercise a broad range of enforcement powers. Finally, the Bank is required to maintain reserves against deposits according to a schedule established by the Federal Reserve System. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance fund, not the Company's stockholders.

      The Company, as the bank holding company controlling Falmouth Co-operative Bank, is subject to the Bank Holding Company Act of 1956, as amended, and its rules and regulations promulgated by the Federal Reserve Board. The Company is also subject to certain Massachusetts banking laws applicable to bank holding companies.

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

Federal Banking Regulations

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital- Tier 1 Capital and Tier 2 Capital.

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

      The FDIC regulations also require that co-operative banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

      The following table shows the Company's and the Bank's leverage capital ratio, their Tier 1 risk-based capital ratio, and their total risk-based capital ratio, at September 30, 2003:


                                           At September 30, 2003
                             --------------------------------------------------
                             Capital    Percent of      Capital      Percent of
                              Amount    Assets(1)     Requirement    Assets(1)
                             -------    ----------    -----------    ----------
                                           (Dollars in thousands)

Falmouth Bancorp, Inc
Tier 1 leverage capital      $17,696      10.74%        $ 6,590      > or =4.0%
Tier 1 risk-based capital    $17,696      13.36%        $ 5,297      > or =4.0%
Total risk-based capital     $18,457      13.94%        $10,594      > or =8.0%
Falmouth Cooperative Bank
Tier 1 leverage capital      $16,443       9.96%        $ 6,602      > or =4.0%
Tier 1 risk-based capital    $16,443      12.48%        $ 5,269      > or =4.0%
Total risk-based capital     $17,204      13.06%        $10,538      > or =8.0%

--------------------
<F1>  For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

      As the table shows, the Bank and the Company exceeded the minimum capital adequacy requirements at September 30, 2003.

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

      The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe and unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Deposit Insurance

      The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. The Bank's assessment rate is currently 0 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances, including maintaining or achieving the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Bank. In addition, legislation requires BIF-insured institutions like the Bank to assist in the payment of FICO bonds.

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

      Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the Federal Reserve Act and replaced these interpretations with Regulation W. In addition, Regulation W made various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Section 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

      Banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the FRB's Regulation O, there under on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a holder of more than 10% of the shares of a bank, as well as certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of an institution's unimpaired capital and surplus) and all loans to all such persons in the aggregate may not exceed an institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than the lesser of $25,000 or 5% of capital and surplus but in any event over $500,000, to a director, executive officer and greater than 10% stockholder of a bank, and the respective affiliates of such a person, unless such loans are approved in advance by a majority of the board of directors of the bank, with any "interested" director not participating in the voting. Further, the FRB pursuant to Regulation O requires that loans to directors, executive officers and principal stockholders (a) be made on terms substantially the same as those that are offered in comparable transactions to persons not affiliated with the bank and (b) follow credit underwriting procedures not less stringent than those prevailing for comparable transactions with persons not affiliated with the bank. Regulation O also prohibits a depository institution from paying, with certain exceptions, an overdraft of any of the executive officers or directors of the institution or any of its affiliates unless the overdraft is paid pursuant to written pre-authorized extension of interest-bearing extension of credit or transfer of funds from another account at the bank.

      Section 402 of the Sarbanes-Oxley Act of 2002, of Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

      State chartered non-member banks are further subject to the requirements and restrictions of 12 U.S.C. section 1972 against certain tying arrangements and on extensions of credit involving correspondent banks. Specifically, a depository institution is prohibited from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. In addition, a depository institution with a correspondent banking relationship with another depository institution is prohibited from extending credit to the executive officers, directors, and holders of more than 10% of the stock of the other depository institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Community Reinvestment Act

      Under the Community Reinvestment Act (the "CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a bank to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

      CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

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

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. The Bank received a "satisfactory" rating in its CRA examination conducted by the FDIC on January 17, 1999.

Standards for Safety and Soundness

      Pursuant to the requirements of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

Prompt Corrective Action

      FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." At September 30, 2003, the Bank was categorized as "well capitalized."

      The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

Federal Home Loan Bank System

      The Bank is member of the FHLB System, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, but not less than $500. The

Bank was in compliance with this requirement with an investment in FHLB stock at September 30, 2003, of $878,000.

      The FHLB serves as a reserve of central bank for its member institutions within its assigned region. It is funded primarily from the proceeds derived from the sale of consolidated obligations of the FHFB System. It offers advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB.

      Title 6 of the GLB Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 ("FHLB Modernization Act"), has amended the FHLB Act by allowing for voluntary membership in, and the modernizing of the capital structure and governance of, the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock:
Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period top the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

      Pursuant to regulations promulgated by the FHFB, as required by the GLB Act, the FHLB of Boston has adopted, and the FHFB has approved, a capital plan that changes the foregoing minimum stock ownership requirements for FHLB of Boston stock. Under the new capital plan, each member of the FHLB of Boston must maintain a minimum investment in FHLB of Boston capital stock in an amount equal to the sum of (i) .35% of member eligible collateral (subject to a minimum of $10,000 and a maximum of $25,000,000, per member), and (ii) 4.50% of the member's activity-based assets.

Federal Reserve System

      Under FRB regulations, the Bank is required to maintain no interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less (subject to adjustment by the FRB) and an initial reserve of $1.2 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. As of September 30, 2003, the Bank met its reserve requirements.

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

      Lending Activities. A Massachusetts-chartered co-operative bank may make a wide variety of mortgage loans. Fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction loans, condominium and co-operative loans, second mortgage loans and other types of loans may be made in accordance with applicable regulations. Mortgage loans may be made on real estate in Massachusetts or in another New England state if the bank making the loan has an office there or under certain other circumstances. In addition, certain mortgage loans may be made on improved real estate located anywhere in the United States. Commercial loans may be made to corporations and other commercial enterprises with or without security. With certain exceptions, such loans may be made without geographic limitations. Consumer and personal loans may be made with or without security and without geographic limitations. Loans to individual borrowers generally will be limited to 20% of the total of the Bank's capital accounts and stockholders' equity.

      Investments Authorized. Massachusetts-chartered co-operative banks have broad investment powers under Massachusetts's law, including so-called "leeway" authority for investments that are not otherwise specifically authorized. Federal law to permit only investments of the kinds that would be permitted for national banks restricts the investment powers authorized under Massachusetts's law. The Bank has authority to invest in all of the classes of loans and investments that are permitted by its existing loan and investment policies.

      Payment of Dividends. A Massachusetts-chartered co-operative bank may only pay dividends on its capital stock from net profits and no dividends may be declared, credited or paid so long as there is any impairment of the capital stock. Prior approval by the Division is required if the Bank intends to declare dividends on its common stock for any period other than for which dividends are declared upon the preferred stock. The approval of the Division is also required for a co-operative bank to declare a dividend if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

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

      Community Reinvestment Act. The Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts Community Reinvestment Act that are based on the federal Community Reinvestment Act. The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. The Bank received a "high satisfactory" rating in its Community Reinvestment Act examination conducted by the Commonwealth of Massachusetts on June 18, 2003.

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

      * loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000; or

      * loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loan-to-one borrower limit.

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

      The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, both before and after the redemption that is well managed, and that is not the subject of any unresolved supervisory issues.

      The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

      In addition, a bank holding company which does not qualify as a financial holding company under the GLB Act, is generally prohibited from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify as a financial holding company may engage in activities that are financial in nature or incident to activities that are financial in nature. To date, the Company has not elected to become regulated as a financial holding company.

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

      * Pursuant to Section 326, on May 9, 2003 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Joint Final Rule that provides for minimum standards with respect to customer identification and verification. The Bank was required to comply with this rule by October 1, 2003.

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

      * Effective December 26, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

      * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT ACT and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

      The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Securities Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required.

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

ITEM 2.     DESCRIPTION OF PROPERTY

      The following table sets forth certain information at September 30, 2003 regarding Falmouth office facilities, and certain other information relating to the properties at that date.


                           Year Completed      Square          Net Book Value
                             or Acquired       Footage     at September 30, 2003
                           --------------      -------     ---------------------

Main Office:
20 Davis Straits
Falmouth, MA 02540              1978           10,696             $276,369

Branch Offices:
North Falmouth, MA
78 County Rd.
N. Falmouth, MA 02556           1998            1,706             $ 525,520

East Falmouth, MA
397 E. Falmouth Hwy
E. Falmouth, MA 02536           1998            2,380             $718,308

Bourne, MA
172 Clay Pond Road
Bourne, MA               Under Construction     2,000             $ 60,995

      At September 30, 2003, the net book value of Falmouth's computer equipment and other furniture, fixtures and equipment at its offices totaled $330,702. For more information, see Note 5 of the Notes to Consolidated Financial Statements.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

                                   PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      Certain of the above-captioned information is included in the Falmouth Bancorp, Inc. 2003 Annual Report to Stockholders (the "Annual Report") and is incorporated herein by reference. See "Market for the Company's Common Stock" on page 18 of the Annual Report and which is attached to this 10-KSB as Exhibit 13.1.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The above-captioned information is included in the Annual Report and is incorporated herein by reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights" on pages 5 through 17 of the Annual Report.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

      The following information included in the Annual Report is incorporated herein by reference. See "Consolidated Financial Statements and Notes to Consolidated Financial Statements" on pages 19 through 51 of the Annual Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company has not filed any current report on Form 8-K within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements of any matter of accounting principle or financial statement disclosure.

ITEM 8A.    CONTROLS AND PROCEDURES

      Management, including the Company's President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President, Treasurer and Clerk, concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The above-captioned information is included in the Company's 2003 Proxy Statement for the 2004 Annual Meeting of Stockholders filed with the SEC on December 18, 2003 ("Proxy Statement") and is incorporated herein by reference. See "Election of Directors," "Nominees and Continuing Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.    EXECUTIVE COMPENSATION

      The above-captioned information is included in the Proxy Statement and is incorporated herein by reference. See "Proposal 1 - Election of Directors
- Director Compensation," "- Compensation Table," "-Employment Agreements," " -Stock Option Plan," "-Recognition and Retention Plan," and "-
Transactions with Certain Related Persons."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Certain of the above-captioned information are included in the Proxy Statement and are incorporated herein by reference. See "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners."

      The following table sets forth the aggregate information of the Company's equity compensation plans in effect as of September 30, 2003.


                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                         to be issued          Weighted-average      future issuance under equity
                                       upon exercise of       exercise price of           compensation plans
                                     outstanding options,    outstanding options,        (excluding securities
Plan category                        warrants and rights     warrants and rights       reflected in column (a))
-------------                        --------------------    --------------------    ----------------------------
                                              (a)                     (b)                         (c)

Equity compensation plans
 approved by security holders                83,260                 $14.494                     23,778
                                            -------                 -------                     ------

Equity compensation plans
 not approved by security holders            23,778                 $16.112                          0
                                            -------                 -------                     ------

      Total                                 107,038                 $14.854                     23,778
                                            =======                 =======                     ======

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The above-captioned information is included in the Proxy Statement and is incorporated herein by reference. See "Transactions with Certain Related Persons."

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following financial statements included in the 2003 Annual Report are incorporated herein by reference:

            Balance Sheets - At September 30, 2003 and 2002;
            Statements of Income - Years Ended September 30, 2003, 2002 and
            2001;
            Statements of Changes in Stockholders' Equity - Years Ended September 30, 2003, 2002 and 2001;
            Statements of Cash Flows - Years Ended September 30, 2003, 2002 and 2001; and
            Notes to Financial Statements - Years Ended September 30, 2003, 2002 and 2001

      (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

            3.1      Certificate of Incorporation of Falmouth Bancorp, Inc. (1)
            3.2      By-laws of Falmouth Bancorp, Inc.(1)
            4.1      Specimen Stock Certificate of Falmouth Bancorp, Inc. (1)
            10.1 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc. (1)
            10.2 Amendments to 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc. (2)
            10.3     1997 Recognition and Retention Plan for Outside
                     Directors, Officers and Employees of Falmouth Bancorp, Inc. (1)
            10.4 Agreement and Plan of Reorganization by and between Falmouth Co-operative Bank and Falmouth Bancorp, Inc., dated November 25, 1997 (1)
            10.5 Employment Agreement by and between Falmouth Co-operative Bank and Santo P. Pasqualucci. (2)
            10.6 Change of Control Agreement by and among Falmouth Co-operative Bank, Falmouth Bancorp, Inc., and George E. Young III
            10.7     Falmouth Co-operative Bank Employee Stock Ownership
                     Plan. (1)
            10.7(a) Amendment No. 5 to Falmouth Co-operative Bank Employee Stock Ownership Plan.
            10.8     Falmouth Bancorp, Inc. Employee Stock Ownership Trust. (1)
            13.1     Annual Report to Stockholders for the Year Ended
                     September 30, 2003.
            14.1     Code of Ethics
            21.1     Subsidiaries of the Registrant.
            23.1     Consent of Shatswell, MacLeod & Company, P.C.
            31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
<F1>  Incorporated herein by reference to the Registration Statement on Form
      S-4 (Registration No. 333-16931), as filed with the Securities and Exchange Commission on November 27, 1996.
<F2>  Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 22, 2001.

      (c) The Company filed a report or form 8-K with the SEC on July 25, 2003 reporting its earnings for the period ended June 30, 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The above - captioned information is included in the Proxy Statement and is incorporated herein by reference. See "Audit Fees" and "Audit Committee Report."

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALMOUTH BANCORP, INC.

By: /s/ Santo P. Pasqualucci
    ------------------------
    Santo P. Pasqualucci
    President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                             Title                      Date
          ----                             -----                      ----

/s/ Santo P. Pasqualucci     Director, President and            December 29, 2003
-------------------------    Chief Executive Officer
Santo P. Pasqualucci         (Principal executive officer)


/s/ George E. Young, III     Senior Vice President and Chief    December 29, 2003
-------------------------    Financial Officer (Principal
George E. Young, III         financial officer)


/s/ Peter A. Frizzell, DMD   Director                           December 29, 2003
-------------------------
Peter A. Frizzell, DMD


/s/ Wayne C. Lamson          Director                           December 29, 2003
-------------------------
Wayne C. Lamson


/s/ Gardner L. Lewis         Director                           December 29, 2003
-------------------------
Gardner L. Lewis


/s/ John J. Lynch, Jr.       Chairman of the Board              December 29, 2003
-------------------------
John J. Lynch, Jr.


/s/ Eileen C. Miskell        Director                           December 29, 2003
-------------------------
Eileen C. Miskell


/s/ Robert H. Moore          Director                           December 29, 2003
-------------------------
Robert H. Moore


/s/ Henry D. Newman, III     Director                           December 29, 2003
-------------------------
Henry D. Newman, III


/s/ William E. Newton        Director                           December 29, 2003
-------------------------
William E. Newton