Form 10QSB
period 2003-12-31
FALMOUTH BANCORP INC
filed 2004-02-13
CIK 1027280

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                 FORM 10-QSB

                                 (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

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

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                                              Outstanding at
           Class                             February 1, 2004
           -----                             ----------------

Common Stock, Par Value $.01                     916,727

         Transitional small business disclosure format (check one):

                           Yes           No    X
                                -----        -----

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION                                       Page

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            December 31, 2003 and September 30, 2003                      1

            Condensed Consolidated Statements of Income
            For Three Months Ended December 31, 2003 and 2002             2

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity For Three Months Ended
            December 31, 2003 and 2002                                    3

            Condensed Consolidated Statements of Cash Flows
            For Three Months Ended December 31, 2003 and 2002           4-5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                  6-8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Operating Results                            9-13

Item 3.     Controls and Procedures                                      14

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                            15

Item 2.     Changes in Securities and Use of Proceeds                    15

Item 3.     Defaults Upon Senior Securities                              15

Item 4.     Submission of Matters to a Vote of Security Holders          15

Item 5.     Other Information                                            15

Item 6.     Exhibits and Reports on Form 8 - K                           15

============================================================================
FORWARD LOOKING STATEMENTS

      This report contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Falmouth Bancorp, Inc. and Falmouth Co-operative Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: general and local economic conditions; changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

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

Part I. Item 1.    FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                  December 31, 2003 and September 30, 2003
                  ----------------------------------------


                                                                December 31,     September 30,
                                                                    2003              2003
                                                                ------------     -------------
                                                                (Unaudited)        (Audited)

ASSETS
------
Cash, due from banks and interest bearing deposits              $  1,527,997     $  3,335,059
Federal funds sold                                                 2,146,192        4,037,306
                                                                ------------     ------------
      Total cash and cash equivalents                              3,674,189        7,372,365
Investments in available-for-sale securities (at fair value)      36,344,767       37,179,799
Investments in held-to-maturity securities (fair values of
 $24,709,897 as of December 31, 2003 and $32,556,554 as of
 September 30, 2003)                                              24,709,980       32,549,241
Federal Home Loan Bank stock, at cost                                878,000          878,000
Loans, net                                                        87,665,181       83,319,478
Premises and equipment                                             1,992,932        1,911,894
Accrued interest receivable                                        1,395,336        1,333,910
Cooperative Central Bank Reserve Fund Deposit                        395,395          395,395
Other assets                                                       1,053,453        1,178,108
                                                                ------------     ------------
      Total assets                                              $158,109,233     $166,118,190
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                           $ 20,579,585     $ 20,425,557
  Interest-bearing                                               116,999,733      125,109,413
                                                                ------------     ------------
      Total deposits                                             137,579,318      145,534,970
Securities sold under agreements to repurchase                             -                -
Federal Home Loan Bank advances                                    2,562,070        2,582,885
Other liabilities                                                    112,228          256,956
                                                                ------------     ------------
      Total liabilities                                          140,253,616      148,374,811
                                                                ------------     ------------

Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued 1,454,750 shares                          14,547           14,547
  Paid-in capital                                                 14,147,775       14,093,713
  Retained earnings                                               13,740,559       13,858,343
  Unallocated Employee Stock Ownership Plan shares                  (191,068)        (213,114)
  Treasury stock (538,023 shares as of December 31, 2003;
   541,023 shares as of September 30, 2003)                       (9,525,535)      (9,578,649)
  Unearned compensation                                             (340,994)        (340,994)
  Accumulated other comprehensive loss                                10,333          (90,467)
                                                                ------------     ------------
      Total stockholders' equity                                  17,855,617       17,743,379
                                                                ------------     ------------
      Total liabilities and stockholders' equity                $158,109,233     $166,118,190
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                Three Months Ended December 31, 2003 and 2002
                ---------------------------------------------
                                 (Unaudited)


                                                               December 31,    December 31,
                                                                   2003            2002
                                                               ------------    ------------

Interest and dividend income:
  Interest and fees on loans                                    $1,252,631      $1,494,869
  Interest and dividends on securities:
    Taxable                                                        285,210         338,112
    Dividends on marketable equity securities                       18,908          20,447
  Other interest                                                    11,525          30,420
                                                                ----------      ----------
      Total interest and dividend income                         1,568,274       1,883,848
                                                                ----------      ----------
Interest expense:
  Interest on deposits                                             429,570         653,351
  Interest on securities sold under agreement to repurchase              -           1,983
  Interest on Federal Home Loan Bank advances                       32,848          62,453
                                                                ----------      ----------
      Total interest expense                                       462,418         717,787
                                                                ----------      ----------
      Net interest and dividend income                           1,105,856       1,166,061
  Provision for loan losses                                              -               -
                                                                ----------      ----------
      Net interest and dividend income after provision for
       loan losses                                               1,105,856       1,166,061
                                                                ----------      ----------
Other income:
  Service charges on deposit accounts                               60,745          50,365
  Securities gains (losses), net                                    16,802         (76,587)
  Net gains on sales of loans                                       40,432         325,311
  Loan servicing fees                                               15,112           6,600
  Other income                                                      60,524          87,800
                                                                ----------      ----------
      Total other income                                           193,615         393,489
                                                                ----------      ----------
Other expense:
  Salaries and employee benefits                                   565,334         487,679
  Occupancy expense                                                 59,139          40,981
  Equipment expense                                                 52,213          44,824
  Data processing expense                                          129,605          88,705
  Directors' fees                                                   19,365          18,610
  Legal and professional fees                                      132,619          56,320
  Writedowns of mortgage servicing rights                           16,061          53,855
  Other expenses                                                   227,550         170,608
                                                                ----------      ----------
      Total other expenses                                       1,201,886         961,582
                                                                ----------      ----------
      Income before income taxes                                    97,585         597,968
  Income taxes                                                      96,441         222,850
                                                                ----------      ----------
      Net income                                                $    1,144      $  375,118
                                                                ==========      ==========

      Comprehensive income                                      $  101,944      $  537,687
                                                                ==========      ==========

      Earnings per common share                                 $     0.00      $     0.43
                                                                ==========      ==========
      Earnings per common share, assuming dilution              $     0.00      $     0.41
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                    Three Months Ended December 31, 2003
                    ------------------------------------
                                 (Unaudited)


                                                                   Unallocated                            Accumulated
                                                                    Employee                                 Other
                                                                      Stock                                 Compre-
                                                                    Ownership                               hensive
                                 Common    Paid-In     Retained       Plan       Treasury     Unearned      Income
                                 Stock     Capital     Earnings      Shares       Stock     Compensation    (Loss)       Total
                                 ------    -------     --------    -----------   --------   ------------  -----------    -----

Balance, September 30, 2003     $14,547  $14,093,713  $13,858,343  $(213,114)  $(9,578,649)  $(340,994)   $ (90,467)  $17,743,379
Employee Stock Ownership Plan                 41,664                                                                       41,664
ESOP shares released                                                  22,046                                               22,046
Recognition and retention plan                25,387                                                                       25,387
Exercise of stock options and
 related tax benefit                         (12,989)                               53,114                                 40,125
Dividends declared ($.13
 per share)                                              (118,928)                                                       (118,928)
Comprehensive income:
  Net income                                                1,144
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                      100,800
    Comprehensive income                                                                                                  101,944
                                -------  -----------  -----------  ---------   -----------   ---------    ---------   -----------
Balance, December 31, 2003      $14,547  $14,147,775  $13,740,559  $(191,068)  $(9,525,535)  $(340,994)   $  10,333   $17,855,617
                                =======  ===========  ===========  =========   ===========   =========    =========   ===========

                    Three Months Ended December 31, 2002
                    ------------------------------------
                                 (Unaudited)


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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

            For the Three Months Ended December 31, 2003 and 2002
            -----------------------------------------------------
                                 (Unaudited)


                                                                           December 31,     December 31,
                                                                               2003             2002
                                                                           ------------     ------------

Cash flows from operating activities
  Net income                                                               $     1,144      $    375,118
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Realized (gains) losses on available-for-sale investment
       securities, net                                                         (16,802)           76,587
      Amortization of investment securities, net                               741,049           297,975
      Provision for loan loss                                                        -                 -
      Change in deferred loan costs net of origination fees                     (1,992)          (50,735)
      Net gains on sales of loans                                              (40,432)         (325,311)
      Depreciation and amortization                                             45,106            42,641
      (Increase) decrease in accrued interest receivable                       (61,426)           93,346
      (Increase) decrease in prepaid expenses                                  (72,438)           23,072
      Decrease (increase) in other assets                                       23,211          (163,732)
      Recognition and retention plan (RRP)                                      25,387            26,618
      (Decrease) increase in accrued expenses                                  (81,507)            7,331
      Increase (decrease) in taxes payable                                     183,553          (105,765)
      Increase (decrease) in accrued interest payable                                4               (28)
      Decrease in other liabilities                                            (63,225)         (360,271)
                                                                           -----------      ------------
    Net cash provided by (used in) operating activities                        681,632           (63,154)
                                                                           -----------      ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                                (1,988,046)       (6,687,065)
  Proceeds from sales of available-for-sale securities                           7,625            93,941
  Proceeds from maturities of available-for-sale securities                  2,570,084         4,531,090
  Purchases of held-to-maturity securities                                  (2,025,540)      (11,317,034)
  Proceeds from maturities of held-to-maturity securities                    9,477,052         9,566,052
  Loan originations and principal collections, net                          (6,191,588)      (11,499,798)
  Proceeds from sales of loans                                               1,888,109        22,085,471
  Recoveries of previously charged off loans                                       200                 -
  Capital expenditures                                                        (126,144)          (17,331)
                                                                           -----------      ------------
    Net cash provided by investing activities                                3,611,752         6,755,326
                                                                           -----------      ------------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits, NOW and savings accounts      (4,835,357)          627,582
  Net decrease in time deposits                                             (3,120,295)       (2,203,342)
  Net increase in securities sold under agreements to repurchase                     -           110,589
  Repayments of Federal Home Loan Bank long-term advances                      (24,815)          (23,400)
  Net change in Federal Home Loan Bank short-term advances                       4,000                 -
  Redemption of preferred shares relative to minority interests                      -            (2,000)
  Proceeds from exercise of stock options                                       40,125            27,611
  Employee Stock Ownership Plan                                                 41,664            32,720
  Unallocated ESOP shares released                                              22,046            22,047
  Dividends paid                                                              (118,928)         (117,179)
                                                                           -----------      ------------
    Net cash used in financing activities                                   (7,991,560)       (1,525,372)
                                                                           -----------      ------------

(Decrease) increase in cash and cash equivalents                            (3,698,176)        5,166,800

The accompanying notes are an integral part of these condensed consolidated financial statements.




                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

            For the Three Months Ended December 31, 2003 and 2002
            -----------------------------------------------------
                                 (continued)

Cash and cash equivalents at beginning of period                             7,372,365         7,422,584
                                                                           -----------      ------------
Cash and cash equivalents at end or period                                 $ 3,674,189      $ 12,589,384
                                                                           ===========      ============

Supplemental disclosures
  Interest paid                                                            $   462,414      $    717,815
  Income taxes paid                                                             87,112           328,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

            Notes to Unaudited Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2003 Annual Report contained on Form 10-KSB.

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

      In June 2003, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

      In October 2002 the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions," an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9 SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association Is Acquired in a Business Combination Accounted for by the Purchase Method" that provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. SFAS No. 147 was effective October 1, 2003. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

      On May 15, 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have any material effect on the Company's consolidated financial statements.

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


                                                 Three months ended
                                                    December 31,
                                                  2003        2002
                                                  ----        ----

Net income                                      $ 1,144     $375,118
Stock based compensation expense determined
 under fair value method, net of tax benefit     (4,799)      (4,799)
                                                -------     --------
Pro forma net income (loss)                     $(3,655)    $370,319
                                                =======     ========

Earnings (loss) per share:
  Basic as reported                             $  0.00     $   0.43
                                                =======     ========
  Basic - pro forma                             $  0.00     $   0.43
                                                =======     ========

  Diluted as reported                           $  0.00     $   0.41
                                                =======     ========
  Diluted - pro forma                           $  0.00     $   0.40
                                                =======     ========

      Note 5 - Dividends

      On November 18, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on December 23, 2003 to stockholders of record at the close of business on December 9, 2003.

      Note 6 - Recent Developments

      During the quarter ended December 31, 2003, the Company released 3,000 shares due to exercised employee stock options. At December 31, 2003, the Company had 538,023 treasury shares.

      Note 7 - Contingency

      On January 8, 2004, Independent Bank Corp. ("Independent"), INDB Sub, Inc. ("INDB") and the Company entered into an Agreement and Plan of Merger (the "Agreement") between Independent, INDB, an interim de novo wholly-owned subsidiary of Independent, and the Company. Under the terms of the Agreement, Independent will acquire the Company in a part cash, part stock transaction. The acquisition is subject to customary conditions, including shareholder and regulatory approval, and is expected to be completed mid-year 2004.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank, a Massachusetts chartered stock co-operative bank, which is doing business as Falmouth Bank (the "Bank" or "Falmouth"). At December 31, 2003, there were 916,727 shares outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB."

      On January 8, 2004, the Board of Directors of the Company approved, and the Company entered into, an Agreement and Plan of Merger, dated as of January 8, 2004, between Independent Bank Corp., INDB Sub, Inc. and the Company whereby Independent will acquire the Company in a part cash, part stock transaction valued at approximately $36.9 million, including approximately $2.5 million in cash that will be paid to Company option holders in exchange for the cancellation of those options. The $36.9 million transaction value is derived by using Independent's closing price per share on January 8, 2004 of $29.00 for the stock component of the transaction. The terms of the Agreement call for half of the outstanding shares of the Company to be converted into the right to receive 1.28 shares of Independent common stock per share of Company common stock and for the other half of the outstanding shares of the Company to be purchased for $38.00 cash per share of Company common stock.

      The transaction is subject to the approval of the Company's shareholders and various regulatory authorities. If approved, it is anticipated the transaction will be finalized mid-year 2004.

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

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2003, included in our Annual Report which was filed with the Securities and Exchange Commission on December 29, 2003 as Exhibit
13.1 to the Company's report on Form 10-KSB, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed by the Audit Committee and the Company's Board of Directors.

Comparison of Financial Condition at December 31, 2003 and September 30, 2003.

      The Company's total assets decreased by $8.0 million, or 4.8%, from $166.1 million at September 30, 2003 to $158.1 million at December 31, 2003. Total deposits decreased $8.0 million or 5.5%, from $145.5 million at September 30, 2003 to $137.6 million at December 31, 2003. This decrease was due, in part, to seasonal withdrawals from demand deposits accounts, money market accounts and certificates of deposit; and, in part, to a recent upward trend in the equities market during the period. Total net loans were $87.7 million or 63.7% of total deposits at December 31, 2003, as compared to $83.3 million or 57.2% of total deposits at September 30, 2002, representing an increase of $4.4 million for the quarter. This increase was due, in part, to the Bank's decision to selectively retain some of its current higher yielding loan production for portfolio rather than selling it on the secondary market. Investment securities were $61.9 million or 39.2% of total assets at December 31, 2003, as compared to $70.6 million or 42.5% of total assets at September 30, 2003. Investment securities decreased $8.7 million or 12.32%, in part, due to maturing and called investment securities. The proceeds were used to fund loans held for investment and deposit outflows.

      Borrowed funds from the Federal Home Loan Bank of Boston decreased $21,000 from $2.6 million at September 30, 2003 to $2.6 at December 31, 2003. The decrease was the result of normal amortization of long term borrowings combined with a short-term advance of $4,000 that was the result of normal cash management operations with FHLB.

      Stockholders' equity was $17.9 million at December 31, 2003, and $17.7 million at September 30, 2003. The change in stockholders' equity was due to an increase in accumulated other comprehensive income of $101,000, changes in capital due to annual entries effecting the Bank's Employee Stock Ownership Plan, Employee Stock Option Plan and the Employee Recognition and Retention Plan of $129,000, offset, in part, by and the payment of a cash dividend of $119,000. The ratio of stockholders' equity to total assets was 11.3% at December 31, 2003, and the book value per share of common stock was $19.48 at December 31, 2003, compared to 10.7% and $19.43, respectively, at September 30, 2003.

      The ratio of the allowance for loan losses to total loans was 0.86% at December 31, 2003. Management believes the allowance is adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank, during its regular reviews of delinquencies and its loan portfolio, may provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Net Income. The Company's net income for the three months ended December 31, 2003 was $1,000, as compared to $375,000 for the three months ended December 31, 2002. The decrease in net income of $374,000 was due, in part, to a decrease in interest and dividend income of $316,000 that was offset, in part, by a decrease in interest expense of $255,000. Other key factors included a decrease in other income of $200,000, an increase in other expenses of $240,000 and a decrease in income taxes of $126,000. The increase in other expenses was related, in part, to costs associated with potential merger activities, which totaled $91,000 in added legal and professional fees for the three-month period ended December 31, 2003. The additional costs associated with the proposed plan of merger are expected to continue to rise sharply in the next two quarters. The annualized return on average assets (ROA) for the three months ended December 31, 2003 was 0.00%, a decrease of 96 basis points, as compared to 0.96% for the same period of the prior year.

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2003 was $1.6 million, a decrease of $316,000, as compared to $1.9 million for the three month period ended December 31, 2002. The decrease was attributable to a decrease in interest and fees on loans of $242,000, which was the result of continuing historically low interest rates and a decrease in loans held for investment, and a decrease in interest on debt securities, dividends on equity securities and other interest of $74,000.

      Interest Expense. Total interest expense for the three months ended December 31, 2003 was $462,000 as compared to $718,000 for the same period of the prior year, a decrease of $256,000. The decrease in interest expense was primarily due to declining short term interest rates, partially offset by a $3.4 million growth in interest bearing deposits for the twelve months ended December 31, 2003.

      Net Interest and Dividend Income. Net interest and dividend income was $1.1 million for the three-month period ended December 31, 2003 and $1.2 million for the three months ended December 31, 2002. The $60,000 decrease was the result of a $316,000 decrease in interest and dividend income, offset by a $255,000 decrease in interest expense. The net interest margin for the three months ended December 31, 2003 was 2.86%, a decrease of 28 basis points, as compared to 3.14% for the three months ended December 31, 2002. The decrease in net interest margin was primarily the result of a decrease in the yield on interest earning assets.

      Provision for Loan Losses. The Bank made no additional provision to its allowance for loan losses during the quarter ended December 31, 2003. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loan of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. Generally, allowances are usually increased as the total loan portfolio increases. Net loans increased $4.3 million for the three months ended December 31, 2003, primarily in 1-4 family residential loans. The Bank's allowance for loan loss was 0.86% of total loans at December 31, 2003 as compared to 0.91% at September 30, 2003. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. There have been no changes during the period ended December 31, 2003. The Bank had no non-performing loans as of December 31, 2003.

      Other Income. Other income for the three-month period ended December 31, 2003 was $194,000, as compared to $393,000 for the three months ended December 31, 2002. The $199,000 decrease was primarily the result of an increase in service charge income of $10,000, an increase in net gains on sales of investment securities of $93,000, and an increase in loan servicing fee income of $9,000. This was offset, in part, by an decrease in gains on sales of mortgage loans of $285,000 and a decrease in other income of $27,000.

      Operating Expenses. Operating expenses for the three months ended December 31, 2003 were $1,202,000, as compared to $962,000 for the three months ended December 31, 2002. The $240,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $78,000, an increase in occupancy expense of $18,000, an increase in equipment expense of $7,000, and an increase in data processing expense of $41,000, an increase in legal and professional costs of $76,000, and an increase in other expenses of $57,000, combined with a decrease in the write downs of mortgage servicing assets of $38,000. The increase in legal and professional costs was primarily due to the one time additional costs associated with the proposed merger agreement of $91,000. The increase in other operating expenses can be primarily attributed to the costs associated with the Bank's newest branch, opened in Bourne, Massachusetts, in November 2003. The annualized ratio of operating expenses to average total assets for the three months ended December 31, 2003 was 3.04%, as compared to 2.53% for the three-month period ended December 31, 2002, an increase of 51 basis points.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at December 31, 2003 was 47.5%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 2003, regulatory liquidity totaled $65.9 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the Federal Home Loan Bank of Boston ("FHLB"). At December 31, 2003, the Bank had outstanding advances from the FHLB in the amount of $2.6 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as long-term matched borrowings which will assist the match of rate sensitive assets to rate sensitive liabilities.

      At December 31, 2003, the Bank had $5.4 million in outstanding residential and commercial commitments to originate loans, as well as $24.7 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowing from the FHLB. Certificates of deposit that are scheduled to mature in one year or less totaled $36.8 million at December 31, 2003. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At December 31, 2003 the Bank exceeded all of its regulatory capital requirements.

Off Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities
                  None

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information
                  None

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits 3.2, Amended and Restated Bylaws of Falmouth Bancorp, Inc.
            Exhibit 31.1, Certifications Furnished Pursuant to Section 302
             of the Sarbanes-Oxley Act.
            Exhibit 32.1, Statement Furnished Pursuant to Section 906 of the
             Sarbanes-Oxley Act.
            Exhibit 32.2, Statement Furnished Pursuant to Section 906 of the
             Sarbanes-Oxley Act.

      (b)   Reports on Form 8-K

            The Company furnished a Form 8-K with the Securities and Exchange Commission, dated November 7, 2003, reporting under
            Item 12 a press release dated November 7, 2003 describing fourth quarter earnings.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FALMOUTH BANCORP, INC.
                                (Registrant)


Date:  February 12, 2004          By: /s/ Santo P. Pasqualucci
       -----------------              -------------------------------------
                                      Santo P. Pasqualucci
                                      President and Chief Executive Officer


Date:  February 12, 2004          By: /s/ George E. Young, III
       -----------------              -------------------------------------
                                      George E. Young, III
                                      Senior Vice President and Chief
                                      Financial Officer