Form 10KSB/A
period 2003-09-30
FALMOUTH BANCORP INC
filed 2004-04-07
CIK 1027280

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
                         (Issuer's Telephone Number)

    Securities registered pursuant to section 12(g) of the Exchange Act:

    Title of each class           Name of Each Exchange on Which Registered:
    -------------------           -----------------------------------------
       Common Stock,                         American Stock Exchange
par value $0.01 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB/A or any amendment to this Form 10-KSB/A.    [ ]

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

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement pursuant to Regulation 14A, which was delivered to the Commission for filing on December 17, 2003, is incorporated by reference into Part II of this report.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  X

                              EXPLANATORY NOTE

We hereby amend Items 1, 6, 7 and 13 of our Form 10-KSB/A for the fiscal year ended September 30, 2003 in response to comment letters received from the Securities and Exchange Commission to (1) revise Exhibits 31.1 and 31.2 in accordance with Item 601 of Regulation S-B, (2) explain the procedure behind our determination of the allowance for loan losses and the reduction in the loan loss ratio, (3) describe how we determined it was more likely than not that some portion of the deferred tax assets would not be realized and (4) restate our financial statements to (i) present loans held for sale separately from total loans, (ii) reflect the results of a change in Massachusetts tax law in income from continuing operations instead of as an extraordinary item and (iii) revise the statement of cash flows to include loans originated for resale and proceeds from those loans sold in operating activities.

                              TABLE OF CONTENTS

                                                                    Page
                                                                    ----

FORWARD LOOKING STATEMENTS                                            i

PART I                                                                1

      ITEM 1.     DESCRIPTION OF BUSINESS                             1

PART II                                                              37

      ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      37

      ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS                  55

      ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                   56

SIGNATURES                                                           58

EXHIBITS                                                             59

FINANCIAL STATEMENTS                                                 F-1

                         FORWARD LOOKING STATEMENTS

      This Form 10-KSB/A contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company and the Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to: general and local economic conditions; changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

      Any or all of our forward-looking statements in this Form 10-KSB/A and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

      We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

                                   PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Co-operative Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. At September 30, 2003, there were 913,727 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments. The Company's common stock trades on the American Stock Exchange under the symbol "FCB." Unless otherwise disclosed, the information presented in this Report on Form 10-KSB/A represents the consolidated activity of Falmouth Bancorp, Inc. and subsidiaries. The Company had total assets of $166.1 million as of September 30, 2003.

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

      The Bank serves its primary market area, the Massachusetts communities of Falmouth and Mashpee located in the Cape Cod region of Massachusetts, through its offices in Falmouth, North Falmouth and East Falmouth. The Bank expanded its market area in November 2003 by opening a branch office in the Massachusetts community of Bourne. The Bank continues to offer traditional retail and commercial banking services as well as electronic services such as its toll free Voice Response System "ON CALL," which enables its customers to access current balance information and transfer funds between accounts by telephone, its new Internet Banking and Bill Paying product on its web site at www.FalmouthBank.com, and three on-site, as well as three off-site ATMs.
The Bank competes with fifteen branches of financial institutions (including national banks, savings banks, savings and loans and credit unions), which are headquartered outside its market area. The Bank is the only independent financial institution headquartered in Falmouth.

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

Lending Activities

      General. The principal lending activity of the Bank is the origination of conventional mortgage loans for the purpose of purchasing or refinancing owner-occupied, one- to four-family residential properties in its designated community reinvestment area of the Massachusetts towns of Falmouth and Mashpee. To a lesser extent, the Bank also originates consumer loans including home equity and passbook loans and commercial loans. The Bank also originates and retains in its loan portfolio adjustable-rate loans and fixed-rate loans with maturities of up to 30 years. Traditionally, fixed-rate loans with terms of up to 30 years are originated and sold in the secondary market. Loan originations for the year ended September 30, 2003, achieved the level of $111.2 million and were primarily single-family residential loans. During this period, the Bank was ranked by Banker and Tradesman as one of the largest producers of residential mortgage loans in the Falmouth market. The mortgage market in the Falmouth area was vigorous in both the purchase money and refinance categories during fiscal 2003. The Bank is a qualified seller/servicer for the Federal National Mortgage Association ("FNMA") and was servicing $68.1 million in loans for FNMA and $1.9 million for other investors at September 30, 2003. For all tables presented, total loans and loans, net include loans held-for-sale.

Loan Portfolio. The following table presents selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                      At September 30,
                               ------------------------------------------------------------------------------------------------
                                     2003                2002                2001                2000                1999
                               ----------------    ----------------    ----------------    ----------------    ----------------
                               Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                               ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
                                                                   (Dollars in thousands)

Residential mortgage loans     $50,525   58.06%   $ 69,694   69.40%   $ 94,084   79.63%   $ 88,647   79.50%   $67,709   81.02%
Commercial real estate loans    15,702   18.04      11,845   11.80      10,406    8.81      11,865   10.64      8,488   10.16
Consumer loans                     403     .46         439     .44         546     .46         527     .47        577     .69
Home equity loans               15,451   17.75      13,251   13.20       8,486    7.18       7,143    6.41      4,621    5.53
Commercial loans                 4,943    5.69       5,179    5.16       4,634    3.92       3,331    2.98      2,175    2.60
                               -------  ------    --------  ------    --------  ------    --------  ------    -------  ------
  Gross loans                   87,024  100.00%    100,408  100.00%    118,156  100.00%    111,513  100.00%    83,570  100.00%
                               -------  ======    --------  ======    --------  ======    --------  ======    -------  ======

Less:
Deferred loan (cost), net
 of origination fees              (257)               (297)               (362)               (190)               (19)
Unadvanced  principal            3,201               4,756               5,019               5,216              2,533
Allowance for  loan losses         761                 939                 945                 755                569
                               -------            --------            --------            --------            -------
   Loans, net                  $83,319            $ 95,010            $112,554            $105,732            $80,487
                               =======            ========            ========            ========            =======

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

      During the year ended September 30, 2003, the Bank originated $8.6 million in adjustable-rate mortgage loans and $78.1 million in fixed-rate mortgage loans. Approximately 57.1% of all loan originations during fiscal 2003 were the refinancing of loans already in the Bank's loan portfolio. At September 30, 2003, the Bank's loan portfolio included $29.0 million in adjustable-rate one- to four-family residential mortgage loans, or 34.5% of the Bank's total loan portfolio, and $33.3 million in fixed-rate one- to four-family residential mortgage loans, or 39.6% of the Bank's total loan portfolio.

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


                                             At September 30, 2003(1)
                                         --------------------------------
                                           Real      Consumer       Total
                                          Estate     and Other      Loans
                                         -------     ---------      -----
                                                   (In thousands)

Total loans scheduled to mature:
  In one year or less                    $ 6,410      $1,924      $ 8,334
  After one year through five years       12,756         945       13,701
  Beyond five years                       59,245       2,800       62,045
                                         -------      ------      -------
    Total                                $78,411      $5,669      $84,080
                                         =======      ======      =======
Loan balance by type scheduled to
 mature after one year:
  Fixed                                  $41,819      $1,238      $43,057
  Adjustable                             $30,182      $2,507      $32,689

-----------------

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

-----------------

<F1>     Net of unearned income and unadvanced principal.
<F2>     Includes residential and commercial real estate loans.
<F3>     Includes unadvanced principal.

      Non-Performing Assets, Asset Classification and Allowances for Losses. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of principal and interest is doubtful. The level established for the provision for loan losses is determined by management in its effort to maintain an allowance for loan losses that is adequate for the size and composition of its loan portfolio and reflects the Bank's historical record of loan losses. Each element of the allowance is reviewed by type of loan which consists of 1-4 family residential mortgages, representing 52.4% of the total loans used for the allowance for loan losses general reserve calculation; home equity lines of credit, representing 18.5%; 1-4 family construction loans to the extent the funds have been advanced, representing 3.5%; commercial real estate loans, representing 19.1%; non-real estate commercial loans, representing 6.0%; and other consumer loan types, representing 0.5%. All commercial loans are reviewed individually on a monthly basis, as are all other loans that are 60 or more days delinquent, have high loan-to-value ratios, or are involved in litigation that could jeopardize the value of the property or ability to repay the loan.

      As of September 30, 2003 the Bank had one delinquent residential real estate loan, two delinquent consumer loans and no non-performing loans.

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


                                                           At September 30,
                                             --------------------------------------------
                                             2003      2002      2001      2000      1999
                                             ----      ----      ----      ----      ----
                                                        (Dollars in thousands)

Loans 30-89 days past due
 (not included in non-performing loans)      $ 81      $100      $  -      $  -      $ 57
Loans 30-89 days past due as a
  percent of total loans                      .10%      .10%        -%        -%      .07%
Non-performing loans:
  (90 days past due)                         $  -      $  -      $  -      $  -      $  -
OREO                                         $  -      $  -      $  -      $  -      $  -
Total non-performing assets                  $  -      $  -      $  -      $  -      $  -
Non-performing loans as a percent of
 total loans                                    -%        -%        -%        -%        -%
Non-performing assets as a
 percent of total assets                        -%        -%        -%        -%        -%

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


                                                          Year Ended September 30,
                                         -----------------------------------------------------------
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

-----------------

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


                                                               At September 30,
                        -----------------------------------------------------------------------------------------
                            2003              2002              2001              2000              1999
                               Percent of        Percent of        Percent of        Percent of        Percent of
                                Loans in          Loans in          Loans in          Loans in          Loans in
                                  Each              Each              Each              Each              Each
                                Category          Category          Category          Category          Category
                                to Total          to Total          to Total          to Total          to Total
                        Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                        ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                           (Dollars in Thousands)

Real estate mortgage:
  Residential            $211    55.57%    $330    65.56%    $532    78.79%    $436    78.53%    $282    80.42%
  Commercial              330    19.64      310    14.78      201     9.17      181    11.14      171    10.47
Commercial loans, other    99     5.90      162     5.39      119     4.08       76     3.13       62     2.70
Consumer, including
 home equity loans        121    18.89      137    14.27       93     7.96       62     7.20       54     6.41
                         ----   ------     ----   ------     ----   ------     ----   ------     ----   ------
Total allowance
 for loan losses         $761   100.00%    $939   100.00%    $945   100.00%    $755   100.00%    $569   100.00%
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


                                                                         September 30, 2003
                                ------------------------------------------------------------------------------------------------
                                   One Year           One to            Five to         More than           Total Investment
                                    or Less         Five Years        Ten Years         Ten Years              Portfolio
                                ---------------   ---------------   ---------------   ---------------   ------------------------
                                Amor-             Amor-             Amor-             Amor-             Amor-
                                tized   Average   tized   Average   tized   Average   tized   Average   tized   Average   Market
                                Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield     Value
                                -----   -------   -----   -------   -----   -------   -----   -------   -----   -------   ------
                                                                      (Dollars in thousands)

U.S. Government Obligations    $ 5,536   0.94%   $    -       -%   $  -         -%    $  -         -%  $ 5,536   0.94%   $ 5,534

Mortgage-backed Securities           -      -        32    7.74     352      7.49      118      7.27       502   7.45        531
Corporate Notes and Bonds       53,094   1.99     8,993    1.99       -         -        -         -    62,088   1.99     62,045
                               -------           ------            ----               ----             -------           -------
  Total                        $58,630   3.22%   $9,025    3.77%   $352      7.49%    $118      7.27%   68,126   1.94     68,110
                               =======           ======            ====               ====
Marketable Equity Securities                                                                             1,703   1.47      1,626
FHLB Stock                                                                                                 878   3.81        878
                                                                                                       -------           -------
  Total Investment Portfolio                                                                           $70,707   1.96%   $70,614
                                                                                                       =======           =======

The following tables set forth information regarding the investment portfolio at the dates indicated.


                                                            September 30, 2003
                               ---------------------------------------------------------------------------
                                          Available-for-Sale                    Held-to-Maturity
                               -----------------------------------   -------------------------------------
                               Amortized     Market                  Amortized     Market
                                 Cost         Value      Percent(1)    Cost         Value       Percent(2)
                               ---------     ------      ---------   ---------     ------       ----------
                                                          (Dollars in thousands)

Investment securities(3):
  U.S. government
   obligations                  $ 5,536      $ 5,534       14.9%      $     -      $     -           -%
  Other bonds and
   obligations                   29,688       29,643       79.7        32,400       32,401        99.5
  Marketable equity
   securities                     1,703        1,626        4.4             -            -           -
  Mortgage-backed
   securities(4)                    352          376        1.0           150          155          .5
                                -------      -------      -----       -------      -------       -----
    Total Investment
     Portfolio                  $37,279      $37,179      100.0%      $32,550      $32,556       100.0%
                                =======      =======      =====       =======      =======       =====


                                                              September 30,
                                ------------------------------------------------------------------------
                                         2003                    2002                       2001
                                ---------------------   ----------------------     ---------------------
                                Carrying                 Carrying                   Carrying
                                 Amount       Percent     Amount        Percent      Amount       Percent
                                --------      -------    --------       -------     --------      -------
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

-----------------

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


                                                                     At September 30,
                          -----------------------------------------------------------------------------------------------------
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

      The following table shows the Company's and the Bank's leverage capital ratio, their Tier 1 risk-based capital ratio, and their total risk-based capital ratio, at September 30, 2003:


                                                At September 30, 2003
                                -----------------------------------------------------
                                Capital     Percent of       Capital       Percent of
                                Amount      Assets(1)      Requirement     Assets(1)
                                -------     ----------     -----------     ----------
Falmouth Bancorp, Inc                          (Dollars in thousands)

Tier 1 leverage capital         $17,696       10.74%         $ 6,590       > or =4.0%
Tier 1 risk-based capital       $17,696       13.36%         $ 5,297       > or =4.0%
Total risk-based capital        $18,457       13.94%         $10,594       > or =8.0%
  Falmouth Cooperative Bank
Tier 1 leverage capital         $16,443        9.96%         $ 6,602       > or =4.0%
Tier 1 risk-based capital       $16,443       12.48%         $ 5,269       > or =4.0%
Total risk-based capital        $17,204       13.06%         $10,538       > or =8.0%

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

      * an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

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

                                   PART II

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The selected consolidated financial and other data of the Company and the Bank set forth below is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto.


                                                             At September 30,
                                       ------------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                         ----         ----         ----         ----         ----
                                                          (Dollars in thousands)

Selected Financial Condition Data:
  Assets                               $166,118     $154,521     $147,439     $135,464     $118,652
  Loans, net                             83,319       95,010      112,554      105,732       80,487
  Investment securities                  70,607       47,651       20,209       19,304       27,507
  Deposits                              145,534      131,717      122,176      112,374       92,886
  Stockholders' equity                   17,743       16,339       16,911       17,992       19,259


                                                              Year Ended September 30,
                                          ----------------------------------------------------------------
                                            2003         2002         2001          2000           1999
                                            ----         ----         ----          ----           ----
                                                   (Dollars in thousands, except per share data)

Selected Operating Data:
  Interest and dividend income            $  6,730     $  8,692     $  9,645     $    8,306     $    7,488
  Interest expense on deposits and
   borrowings                                2,419        3,390        4,518          3,742          3,358
                                          --------     --------     --------     ----------     ----------
  Net interest income                        4,311        5,302        5,127          4,564          4,130
  (Benefit) provision for loan losses         (180)           -          190            189             42
                                          --------     --------     --------     ----------     ----------
  Net interest income after (benefit)
   provision for loan losses                 4,491        5,302        4,937          4,375          4,088
                                          --------     --------     --------     ----------     ----------
  Other income:
    Gain (loss) on available-for-sale
     securities, net                          (451)        (581)         168            398            263
    Other                                    1,584        1,050          528            359            386
                                          --------     --------     --------     ----------     ----------
      Total other income                     1,133          469          696            757            649
                                          --------     --------     --------     ----------     ----------
  Operating expenses                         3,958        3,368        3,424          3,296          2,924
                                          --------     --------     --------     ----------     ----------
  Income before income taxes                 1,666        2,403        2,209          1,836          1,813
  Income taxes                               1,072          887          779            659            844
                                          --------     --------     --------     ----------     ----------
Net Income                                $    594     $  1,516     $  1,430     $    1,177     $      969
                                          ========     ========     ========     ==========     ==========

Per Share Data:
  Earnings per common share               $   0.68     $   1.73     $   1.48     $     1.17     $      .78
  Earnings per common share,
   assuming dilution                      $   0.64     $   1.64     $   1.45     $     1.16     $      .77
  Cash dividends per share                $   0.52     $   0.50     $   0.42     $      .31     $      .28
  Dividend payout ratio                      76.47%       28.90%       28.38%         26.50%         35.90%
  Weighted average number of
   common shares outstanding               874,422      875,569      967,882      1,009,475      1,243,925


                                                         At or for the Year Ended September 30,
                                                   --------------------------------------------------
                                                    2003       2002       2001       2000       1999
                                                    ----       ----       ----       ----       ----

Interest rate spread information: (1)
  Average during period                             2.46%      3.15%      3.02%      3.07%      2.98%
  End of period                                     2.47       2.87       3.17       2.81       2.93
  Net interest margin (2)                           2.84       3.68       3.84       3.81       3.80
  Return on average assets                          0.37       1.00       1.02       0.93       0.85
  Return on average equity                          3.47       8.99       7.93       6.63       4.61

Asset Quality Ratios:
  Non-performing loans as a percent of
   total loans                                         -          -          -          -          -
  Non-performing assets as a percent of
   total assets                                        -          -          -          -          -
  Allowance for loan losses as a percent
   of non-performing loans                             -          -          -          -          -

Capital Ratios:
  Average equity to average assets                 10.68      11.15      12.91      14.05      18.35
  Regulatory Tier 1 leverage capital ratio (3)     10.00       9.40      10.12      12.82      13.46

--------------------

<F1>  Interest rate spread represents the difference between weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
<F2>  Net interest margin represents net interest income divided by average interest-earning assets.
<F3>  Represents capital ratios of the Bank.

Summarized quarterly financial data for the fiscal years ended September 30, 2003 and 2002 are as follows:


                                                                     Fiscal year 2003 Quarters Ended
                                                       -----------------------------------------------------------
                                                        12/31/02        03/31/03        06/30/03        09/30/03
                                                        --------        --------        --------        --------

Interest and dividend income                           $ 1,883,848     $ 1,687,702     $ 1,624,607     $ 1,533,781
Interest expense                                           717,787         625,983         558,405         516,316
                                                       -----------     -----------     -----------     -----------
Net interest and dividend income                         1,166,061       1,061,719       1,066,202       1,017,465
Provision (benefit) for loan losses                              -               -               -        (179,868)
Other income                                               393,489          18,254         461,854         259,283
Other expense                                              961,582       1,036,112       1,134,115         825,893
                                                       -----------     -----------     -----------     -----------
Income before income taxes                                 597,968          43,861         393,941         630,723
Income tax expense (benefit)                               222,850         615,387        (174,577)        408,601
                                                       -----------     -----------     -----------     -----------
Net income                                             $   375,118     $  (571,526)    $   568,518     $   222,122
                                                       ===========     ===========     ===========     ===========

Basic (loss) earnings per common share                 $      0.43     $     (0.66)    $      0.65     $      0.26
(Loss) earnings per common share assuming dilution     $      0.41     $     (0.62)    $      0.62     $      0.23


                                                                     Fiscal year 2002 Quarters Ended
                                                       -----------------------------------------------------------
                                                        12/31/01        03/31/02        06/30/02        09/30/02
                                                        --------        --------        --------        --------

Interest and dividend income                           $ 2,277,825     $ 2,151,050     $ 2,227,749     $ 2,035,443
Interest expense                                           985,614         846,261         778,272         779,531
                                                       -----------     -----------     -----------     -----------
Net interest and dividend income                         1,292,211       1,304,789       1,449,477       1,255,912
Provision (benefit) for loan losses                         50,000          30,000          30,000        (110,000)
Other income (loss)                                        340,913         184,584         134,836        (191,233)
Other expense                                              850,256         840,701         873,089         804,413
                                                       -----------     -----------     -----------     -----------
Income before income taxes                                 732,868         618,672         681,224         370,266
Income tax expense                                         266,200         226,425         253,667         140,553
                                                       -----------     -----------     -----------     -----------
Net income                                             $   466,668     $   392,247     $   427,557     $   229,713
                                                       ===========     ===========     ===========     ===========

Basic earnings per common share                        $      0.52     $      0.45     $      0.49     $      0.27
Earnings per common share assuming dilution            $      0.50     $      0.43     $      0.46     $      0.25

The quarterly results of operations above for the period ended March 31, 2003 and June 30, 2003 have been revised from that previously reported to remove the extraordinary item. The extraordinary item treatment previously presented has been revised and its individual components are now presented as part of income from continuing operations within income tax expense and other expense. Prior to the revision, other expense for the three months ended March 31, 2003 and June 30, 2003 was $1,014,038 and $1,099,833,
respectively; income before income taxes and extraordinary item for the three months ended March 31, 2003 and June 30, 2003 was $93,142 and $378,424, respectively; and income tax expense (benefit) for the three months ended March 31, 2003 and June 30, 2003 was $92,320 and $105,295,
respectively.

General

      Falmouth Bancorp, Inc. (the "Company"), a Delaware corporation, is the holding company for Falmouth Bank (the "Bank"), a Massachusetts-chartered stock co-operative bank. At September 30, 2003 there were 913,727 shares outstanding. The Company's sole business activity is ownership of the Bank. The Company also makes investments in long and short-term marketable securities and other liquid investments.

      The business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Falmouth, Massachusetts and surrounding areas and to invest in investment securities. To a lesser extent, the Bank engages in various forms of consumer and home equity lending. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolios and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

      The Bank's level of non-interest income and expense also affects the Bank's profitability. Non-interest income, or other income, consists primarily of service fees, net gains on sale of loans and gains on investment securities. Non-interest expense, or operating expenses, consists of salaries and benefits, deposit insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC"), occupancy related expenses and other operating expenses.

      The operations of the Bank, and banking institutions in general, are influenced significantly by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

      The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank dedicated to financing home ownership and consumer needs in its market area and to providing quality service to its customers. The Bank has implemented this strategy by: (i) closely monitoring the needs of customers and providing quality service;
(ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans and by offering checking accounts and other financial services and products; (iii) focusing on expanding lending activities to produce moderate increases in loan originations; (iv) maintaining asset quality; (v) maintaining capital in excess of regulatory requirements; and (vi) producing stable earnings.

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2003 contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. The Audit Committee and our Board of Directors periodically review these critical policies and their application.

Comparison of Financial Condition at September 30, 2003 and 2002

      The Company's total assets were $166.1 million at September 30, 2003, as compared to $154.5 million at September 30, 2002, an increase of $11.6 million or 7.51%. Total deposits were $145.5 million at September 30, 2003, as compared to $131.7 million at September 30, 2002, an increase of $13.8 million, or 10.49%. This increase was due, in part, to consumers seeking safer havens with insured deposits as a result of the downturn in the stock markets. Total net loans were $83.3 million or 57.3% of total deposits at September 30, 2003, as compared to $95.0 million or 72.1% of total deposits at September 30, 2002, representing a decrease of $11.7 million for the period. This decrease is due, in part, to low mortgage rates and to the active local real estate market driving single-family re-financing at lower yields. This results in the Bank selling more of its lower rate loans in the secondary market. During the year, the Bank sold $63.6 million in residential mortgages and $1.1 million in commercial mortgages, all with servicing retained. Investment securities were $70.6 million or 42.5% of total assets at September 30, 2003, as compared to $47.7 million or 30.9% of total assets at September 30, 2002. As investment securities matured, funds were reinvested in short-term investment grade securities and utilized to repay $2.6 million in maturing FHLB advances. Stockholders' equity was $17.7 million at September 30, 2003 as compared to $16.3 million at September 30, 2002, an increase of $1.4 million. The net increase in stockholders' equity was primarily caused by a decrease in the accumulated other comprehensive loss of $716,000, combined with increased retained earnings of $123,000 after dividend payments and the routine reduction in stock based employee compensation liabilities of $565,000. Stockholders' equity reported at September 30, 2003 included an unrealized loss, net of tax effects, in available-for-sale securities of $91,000 and retained earnings of $594,000. The Bank realized an expense of $277,000 (net of tax benefits) due to tax legislation enacted by the Commonwealth of Massachusetts in March of 2003, effective retroactively to 1999, eliminating the 95% income tax dividend exclusion on dividends the Bank received from its real estate investment trust subsidiary. The ratio of stockholders' equity to total assets was 10.7% at September 30, 2003, as compared to 10.6% at September 30, 2002. The book value of common stock was $19.43 at September 30, 2003, as compared to $18.14 at September 30, 2002.

Comparison of Financial Condition at September 30, 2002 and 2001

      The Company's total assets were $154.5 million at September 30, 2002, as compared to $147.4 million at September 30, 2001, an increase of $7.1 million or 4.8%. Total deposits were $131.7 million at September 30, 2002, as compared to $122.2 million at September 30, 2001, an increase of $9.5 million, or 7.8%. This increase was due, in part, to consumers seeking safer havens with insured deposits as a result of the downturn in the stock markets. Total net loans were $95.0 million or 72.1% of total deposits at September 30, 2002, as compared to $112.6 million or 92.1% of total deposits at September 30, 2001, representing a decrease of $17.5 million for the period. This decrease is due, in part, to low mortgage rates and to the active local real estate market driving single-family re-financing at lower yields. This results in the Bank selling more of its lower rate loans in the secondary market. During the year, the Bank sold $36.0 million in residential mortgages and $1.4 million in commercial mortgages, all with servicing retained. Investment securities were $47.7 million or 30.9% of total assets at September 30, 2002, as compared to $20.2 million or 13.7% of total assets at September 30, 2001. As investment securities matured, funds were reinvested in short-term investment grade securities and utilized to repay $2.1 million in maturing FHLB advances. Stockholders' equity was $16.3 million at September 30, 2002 as compared to $16.9 million at September 30, 2001, a decrease of $572,000. The net decrease in stockholders' equity was primarily caused by the repurchase of 52,960 shares of the Company's common stock at a cost of $1.3 million, a decrease in the accumulated other comprehensive loss of $401,000, combined with increased retained earnings of $1.1 million after dividend payments. Stockholders' equity reported at September 30, 2002 included an unrealized loss, net of tax effects, in available-for-sale securities of $806,000 and retained earnings of $13.7 million. The ratio of stockholders' equity to total assets was 10.6% at September 30, 2002, as compared to 11.5% at September 30, 2001. The book value of common stock was $18.14 at September 30, 2002, as compared to $18.01 at September 30, 2001.

Comparison of Operating Results at September 30, 2003 and 2002

      Net Income. The Company's net income for the twelve months ended September 30, 2003, was $594,000 as compared to $1.5 million for the twelve months ended September 30, 2002. The decrease in net income of $922,000 was primarily due to tax legislation enacted by the Commonwealth of Massachusetts in March of 2003, effective retroactively to 1999, eliminating the 95% income tax dividend exclusion on dividends the Bank received from its real estate investment trust subsidiary. Additionally, the Company realized losses of $451,000 in its investment securities portfolio. Management chose to divest itself of certain equity investment securities in accordance with its strategic business plan to structure the Company's balance sheet to minimize credit risk and sensitivity to market conditions and movements in interest rates. For additional information about the impact of our strategic business plan on income taxes, see "Taxes", below.
A decrease in interest expense of $971,000, an increase in other expenses of $555,000, offset by a decrease in interest and dividend income of $2.0 million, an increase in other income of $664,000 and a decrease in income taxes of $58,000 also contributed to the decrease. The annualized return on average assets (ROA) for the 12 months ended September

30, 2003 was 0.37%, a decrease of 63 basis points, as compared to 1.00% for the prior year. Interest and dividend income decreased, primarily, as the result of an increase in residential loans re-written at lower rates during the year, accompanied with lower yields on investment securities. The decrease in interest expense was primarily due to the general reduction in interest on deposits.

      Net Interest and Dividend Income. Net interest and dividend income for the twelve-months ended September 30, 2003 was $4.3 million, as compared to $5.3 million for the 12 months ended September 30, 2002. The decrease of $1.0 million was the result of a $2.0 million decrease in interest and dividend income, offset by a $1.0 million decrease in interest expense. The net interest margin for the twelve months ended September 30, 2003 was 2.84%, a decrease of 84 basis points, as compared to 3.68% for the twelve months ended September 30, 2002. The decrease in net interest margin was primarily the result of the decrease in interest income due to the lower general level of interest rates.

      Interest and Dividend Income. Total interest and dividend income for the twelve months ended September 30, 2003 was $6.7 million, a decrease of $2 million as compared to $8.7 million for the twelve months ended September 30, 2002. The decrease in interest and dividend income was due to a $2 million decrease in interest income on loans, and a $17,000 decrease in other interest, offset by a $221,000 increase in interest and dividends on securities and short-term investments. The decrease in interest income on loans was primarily the result of increased refinancing volume at lower rates. The increase in interest and dividends on securities was the result of utilizing cash flow from the refinancing of loans to increase the volume in short-term securities.

      Interest Expense. Interest expense for the twelve months ended September 30, 2003 was $2.4 million, a decrease of $1 million, as compared to $3.4 million for the twelve months ended September 30, 2002. The decrease in interest expense was due to the general decrease in interest rates as well as a decrease in Federal Home Loan Bank borrowings during the period.

      Provision for Loan Losses. We recorded a benefit for loan losses for the fiscal year ended September 30, 2003 of $180,000, as compared to no provision for loan losses in fiscal year 2002. The benefit for loan losses in fiscal year 2003 reflected the decrease in our classified and impaired loans and reduction in total loans outstanding due to increased sales of residential mortgage loans and pre-payments of existing loans. These factors, that resulted in a benefit for loan losses during fiscal year 2003, were partially offset by changes in the Company's loan mix, with increases in commercial real estate loans and equity lines of credit and reduction in residential mortgage loans. An additional factor that contributed to the benefit for loan losses during fiscal year 2003 was our decision to reduce estimated reserves for commercial business loans, commercial real estate loans, residential real estate loans and consumer loans. This decision was based on our ongoing analysis of historical losses and other relevant qualitative factors, and resulted in a benefit for loan losses of $84,000. Net recoveries were $1,200 during fiscal year 2003 compared to net charge-offs of $6,000 during fiscal year 2002.

      The allowance for loan losses at September 30, 2003 was $761,000, as compared to $939,000 at September 30, 2002, a decrease of 19%. The Bank's allowance for loan losses as a percentage of total loans ratio was 0.91% at September 30, 2003 as compared to 0.98% at

September 30, 2002. The decrease was due to the benefit for loan losses as discussed above. There were no nonperforming loans at September 30, 2003 as compared to $42,000, or 0.05% of total loans, at September 30, 2002. The $42,000 decrease in nonperforming loans from September 30, 2002 to September 30, 2003 was attributable to the removal of one nonperforming commercial business loan from the nonperforming category because the loan was paid in full.

      The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off, and reduced by benefits for loan losses credited to income and charge-offs. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management's ongoing evaluation.

      We maintain an allowance for loan losses at a level which we believe is sufficient to cover potential charge-offs of loans deemed to be uncollectible based on a continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, non-performing loan trends and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions (benefits) for loan losses, which are established and charged (credited) to income on a quarterly basis. Although we use available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because our estimates of the potential losses in our loan portfolio are susceptible to change as a result of changes in the factors noted above. Any such increase would adversely affect our results of operations. At September 30, 2003, our allowance for loan losses amounted to $761,000, and during fiscal years 2003, 2002 and 2001 our (benefits) provisions for loan losses amounted to ($180,000), $0 and $190,000, respectively.

      For the commercial business loan and commercial real estate loan portfolios, we evaluate each loan rated "substandard" or worse. On an ongoing basis, we review classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial loans are based on pools of similar loans using historical loss experience and other qualitative factors.

      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-offs and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Non-interest Income. Non-interest income or other income for the twelve months ended September 30, 2003 was $1.1 million as compared to $469,000 for the twelve months ended September 30, 2002. The $664,000 increase was due to a decrease in net security losses of $131,000, an increase of $18,000 in service charge income, a $10,000 increase in loan servicing fees a $12,000 increase in other income, and an increase of $493,000 in gains on mortgages sold. Lower market values made it necessary to write down several of the Bank's equity securities holdings during the year. For additional information about the impact of these write-downs on income tax expense, see "Taxes", below. The Bank continued a moderate-term strategic objective of selling off packages of the lowest rate residential loans, service retained, for market gains.

      Non-Interest Expense. Non-interest expense, or other expense, for the twelve months ended September 30, 2003 was $3.9 million as compared to $3.4 million in 2002. A $555,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $251,000, an increase in write-downs on mortgage servicing assets of $243,000, an increase in occupancy expense of $10,000, an increase in data processing fees of $32,000, an increase in Directors' fees of $16,000, an increase in deposit insurance expense of 1,000 and an increase in other operating expenses of $44,000, off-set in part by a decrease in equipment expense of $9,000, and a decrease in legal and professional fees of $33,000. The increase in the write-down of mortgage servicing assets was due to serviced loans being paid off sooner than had been anticipated because of the historically low interest rates that were available. The increase in data processing expense was partially due to the modernization of our teller operating equipment and software as well as the implementation of a bank wide area network interconnecting the main office and branches.

      Taxes. Our effective tax rate was 64.3% in fiscal year 2003 and 36.9% in fiscal year 2002. The increase in the effective tax rate was due primarily to the additional state taxes, net of federal tax benefit, attributable to the real estate investment trust dividend deduction settlement with the Commonwealth of Massachusetts. An additional reason for the increase in the effective tax rate was the increase in the valuation allowance against accumulated realized capital losses and impairment write-downs related to equity securities. We consider a full valuation allowance against the deferred tax assets created by the realized capital losses, impairment write-downs and the unrealized losses recorded in accordance with SFAS No. 115, in the aggregate amount of $212,348, to be appropriate. The reason for this position is that we do not anticipate generating any significant capital gains in future periods that would be necessary to utilize the tax benefits created by prior accumulated realized and unrealized equity losses in the investment portfolio. Our strategic business plan is to structure the balance sheet to minimize credit risk and sensitivity to market conditions and movements in interest rates. Our strategic business plan is driving management's decisions as opposed to tax strategies emphasizing utilization of accumulated deferred tax benefits. We feel that it is more likely than not that we will be unable to generate any significant future capital gains under existing tax strategies to utilize existing deferred tax benefits.

      For additional information regarding taxation, see Note 9 of the Notes to Financial Statements.

Comparison of Operating Results at September 30, 2002 and 2001

      Net Income. The Company's net income for the twelve months ended September 30, 2002, was $1.5 million as compared to $1.4 million for the twelve months ended September 30, 2001. The increase in net income of $86,000 was primarily due to a decrease in interest expense of $1.1 million, a decrease in the provision for loan losses of $190,000 and a decrease in other expense of $24,000, offset by a decrease in interest and dividend income of $953,000, a decrease in other income of $195,000 and an increase in income taxes of $108,000. The annualized return on average assets (ROA) for the 12 months ended September 30, 2002 was 1.00%, a decrease of 2 basis points, as compared to 1.02% for the prior year. Interest and dividend income decreased, primarily as the result of an increase in residential loans re-written at lower rates during the year, accompanied by lower yields on investment securities. The decrease in interest expense was primarily due to the general reduction in interest on deposits.

      Net Interest and Dividend Income. Net interest and dividend income for the twelve-months ended September 30, 2002 was $5.3 million, as compared to $5.1 million for the 12 months ended September 30, 2001. The increase of $175,000 was the result of a $953,000 decrease in interest and dividend income, offset by a $1.1 million decrease in interest expense. The net interest margin for the twelve months ended September 30, 2002 was 3.68%, a decrease of 16 basis points, as compared to 3.84% for the twelve months ended September 30, 2001. The decrease in net interest margin was primarily the result of an increase in the sale of loans and a decrease in interest income due to the lower general level of interest rates.

      Interest and Dividend Income. Total interest and dividend income for the twelve months ended September 30, 2002 was $8.7 million, a decrease of $953,000, as compared to $9.6 million for the twelve months ended September 30, 2001. The decrease in interest and dividend income was due to a $990,000 decrease in interest income on loans, and a $58,000 decrease in other interest, offset by a $95,000 increase in interest and dividends on securities and short-term investments. The decrease in interest income on loans was primarily the result of increased refinancing volume at lower rates. The increase in interest and dividends on securities was the result of utilizing cash flow from the refinancing of loans to increase the volume in short-term securities.

      Interest Expense. Interest expense for the twelve months ended September 30, 2002 was $3.4 million, a decrease of $1.1 million, as compared to $4.5 million for the twelve months ended September 30, 2001. The decrease in interest expense was due to the general decrease in interest rates, as well as a decrease in Federal Home Loan Bank borrowings during the period.

      Provision for Loan Losses. There was no provision for loan loss expense for the twelve months ended September 30, 2002, which compared to $190,000 for the twelve months ended September 30, 2001. The decrease in the amount of the provision for loan losses was the result of the Bank's decline in total loans due to the selling of residential mortgages, which is commensurate with loan loss risk. The allowance for loan losses at September 30, 2002 was $939,000, as compared to $945,000 at September 30, 2001, for a decrease of 0.6%. On September 30, 2002 the Bank had no residential mortgage loans 90 days or more delinquent, one residential real estate loan 60 days delinquent and one small commercial loan 90 days overdue. The Bank's allowance for loan losses to total loans ratio was 0.98% at September 30, 2002 as compared to 0.83% at September 30, 2001.

      Non-interest Income. Non-interest income, or other income, for the twelve months ended September 30, 2002 was $502,000, as compared to $696,000 for the twelve months ended September 30, 2001. The $195,000 decrease was due to a decrease in net securities gains of $749,000, off-set in part by an increase of $29,000 in service charge income, a $45,000 increase in loan servicing fees, a $23,000 increase in other income, and an increase of $458,000 in gains on mortgages sold. A decline in market values made it necessary to write down several of the Bank's equity securities holdings during the year. The Bank continued a moderate-term strategic objective of selling off packages of the lowest rate residential loans, service retained, for market gains.

      Non-Interest Expense. Non-interest expense, or other expense, was $3.4 million for the twelve months ended September 30, 2002 and 2001. A $24,000 decrease was primarily due to the combination of a decrease in salaries and employee benefits of $40,000, a decrease in occupancy expense of $33,000, a decrease in legal and professional fees of $29,000, and a decrease in other operating expenses of $23,000, off-set in part by an increase in data processing fees of $71,000, an increase in equipment expense of $14,000, and an increase in Directors' fees of $16,000. The increase in data processing expense was partially due to the introduction of a new Cash Management Program for our business customers within the Bank's web site, www.falmouthbank.com.

Liquidity and Capital Resources

      The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, other borrowed funds and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's liquidity needs for fiscal year 2004.

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at September 30, 2003 was 53.1%.

      A major portion of the Bank's liquidity consists of short-term U.S. Government and high-grade corporate obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At September 30, 2003, net cash and short-term assets totaled $7.4 million.

      The primary investing activities of the Bank include the origination of loans and the purchase of investment securities. During the year ended September 30, 2003, purchases of investment securities and mortgage-backed securities totaled $92.1 million, while loan originations totaled $111.2 million. These investments were funded primarily from loan repayments of $58.5 million, loans sold of $64.7 million, investment security maturities of $65.4 million, an increase in deposits of $13.8 million, and a reduction in the amount of advances from the Federal Home Loan Bank of Boston (FHLB) of $2.6 million.

      Liquidity management is both a daily and long-term function of management. If the Bank requires more funds than it can generate internally, the Bank will borrow additional funds from the FHLB of Boston. At September 30, 2003, the Bank had $2.5 million in outstanding advances from the FHLB of Boston.

      At September 30, 2003, the Bank had $8.0 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less totaled $40.5 million at September 30, 2003. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank.

      At September 30, 2003, the Company and the Bank exceeded all of their respective regulatory capital requirements.

Impact of Inflation and Changing Prices

      The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike, for instance, industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Asset/Liability Management

      A principal operating objective of the Bank is to produce stable earnings by achieving a favorable interest rate spread that can be sustained during fluctuations in prevailing interest rates. Since the Bank's principal interest-earning assets have longer terms to maturity than its primary source of funds (deposit liabilities), increases in general interest rates will generally result in an increase in the Bank's cost of funds before the yield on its asset portfolio adjusts upwards. Banking institutions generally have sought to reduce their exposure to adverse changes in interest rates by attempting to achieve a closer match between the periods in which their interest-bearing liabilities and interest-earning assets can be expected to reprice through the origination of adjustable-rate mortgages and loans with shorter terms and the purchase of other shorter term interest-earning assets.

      The term "interest rate sensitivity" refers to those assets and liabilities, which mature and reprice periodically in response to fluctuations in market rates and yields. Thrift institutions historically have operated in a mismatched position with interest-sensitive liabilities exceeding interest-sensitive assets over short-term time periods. As noted above, one of the principal goals of the Bank's asset/liability program is to more closely match the interest rate sensitivity characteristics of the asset and liability portfolios.

      In order to properly manage interest rate risk, the Bank's Board of Directors has an Executive Committee to monitor the difference between the Bank's maturing and repricing assets and liabilities and to develop and implement strategies to decrease the "negative gap" between the two. The primary responsibilities of the committee are to assess the Bank's asset/liability mix, recommend strategies to the Board of Directors that will enhance income while managing the Bank's sensitivity to changes in interest rates and report to the Board of Directors the results of the strategies used.

      Since the mid-1980s, the Bank has stressed the origination of adjustable-rate residential mortgage loans and adjustable-rate home equity loans. Historically, the Bank did not retain fixed-rate loans with terms in excess of 15 years in its portfolio. Beginning in March 1995, however, the Bank retained a portion of its fixed-rate loans with terms in excess of 15 years in the portfolio. At September 30, 2003, the Bank's loan portfolio included $14.0 million of adjustable-rate mortgages and $15.4 million of adjustable-rate home equity loans that together represent 34.8% of the Bank's total loans.

      In order to increase the interest rate sensitivity of its assets, the Bank has also maintained a consistent level of investment securities and other assets of maturities of three years or less. At September 30, 2003, the Bank had $59.6 million of investment securities maturing within one year or less and $8.0 million of investment securities maturing over one through five years.

      In the future, in managing its interest rate sensitivity, the Bank intends to continue to stress the origination of adjustable-rate mortgages and loans with shorter maturities and the maintenance of a consistent level of short-term securities.

Interest Rate Sensitivity Analysis

      The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income, and a positive gap would adversely affect net interest income. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest-rate-sensitive assets.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2003, which is expected to mature or reprice in each of the time periods shown. The investment securities and mortgage-backed securities in the following table are presented at carrying amount.


                                                            At September 30, 2003
                                       ---------------------------------------------------------------
                                                     Over One      Over Five
                                       One Year      Through        Through      Over Ten
                                       or Less      Five Years     Ten Years      Years        Total
                                       --------     ----------     ---------     --------      -----
                                                           (Dollars in thousands)

Interest-earning assets:
  Investment securities (1)            $ 59,660      $ 7,917        $     -      $     -      $ 67,577
  Mortgage-backed securities                  -           32            352          118           502
  Other interest-earning assets           7,014            -              -            -         7,014
  Adjustable rate 1-4 family loans       10,471        7,248          1,456       10,286        29,461
  Fixed rate 1-4 family loans               706        3,529          9,197       20,095        33,527
  Commercial real estate loans            2,104       12,241            929          453        15,727
  Consumer and commercial loans           1,857        3,508              -            -         5,365
                                       --------      -------        -------      -------      --------
      Total (2)                        $ 81,812      $34,475        $11,934      $30,952      $159,173
                                       ========      =======        =======      =======      ========
Interest-bearing liabilities:
  Certificates of deposit              $ 40,566      $12,887        $     -      $     -      $ 53,453
  Money market accounts                  31,386            -              -            -        31,386
  NOW accounts                           14,863            -              -            -        14,863
  Passbook accounts                      25,407            -              -            -        25,407
  Repurchase agreements                       -            -              -            -             -
  FHLB advances                             101          482          2,000            -         2,583
                                       --------      -------        -------      -------      --------
      Total                            $112,332      $13,369        $ 2,000      $     -      $127,692
                                       ========      =======        =======      =======      ========
  Interest sensitivity gap             $(30,511)     $21,106        $ 9,934      $30,952      $ 31,481
                                       ========      =======        =======      =======      ========
Cumulative interest sensitivity
 gap                                   $(30,511)     $(9,405)       $   529      $31,481
                                       ========      =======        =======      =======
Ratio of cumulative gap to total
 assets                                  (18.37)%      (5.66)%         0.32%       18.95%

--------------------

<F1>  Excludes marketable equity securities.
<F2>  Loans are presented net of unearned income and unadvanced principal.

      Management believes the current one-year gap of negative 18.4% presents a risk to net interest income should a sustained increase occur in the current level of interest rates. If interest rates increase, the Bank's negative one-year gap should cause the net interest margin to decrease. A conservative rate-gap policy provides a stable net interest income margin. Accordingly, management emphasizes a structured schedule of investments spread by term to maturity with greater emphasis on maturities of one year or less. The preceding table utilized no assumptions or adjustments regarding the retention of core deposits, prepayment of loans and decay rates based upon Falmouth's actual experience. Accordingly, it is possible that the actual interest rate sensitivity of the Bank's assets and liabilities could vary significantly from the information set forth in the table due to market and other factors.

      Certain shortcomings are inherent in the method of analysis presented in the preceding table. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. Virtually all of the adjustable-rate loans in the Bank's portfolio contain conditions which restrict the periodic change in interest rate.

Impact of New Accounting Standards

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets". The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

      All of the provisions of SFAS No. 142 were effective for the Company beginning with its fiscal year ending September 30, 2003. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001.
The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have any material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

      Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 was effective on October 1, 2002, with earlier application permitted. There was no impact on the Company's consolidated financial statements on adoption of this Statement.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company's consolidated financial statements.

      In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

Average Balances, Interest and Average Yields

      The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets, average cost of liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from monthly balances. Management does not believe that the use of monthly balances instead of daily balances has caused any material difference in the information presented. Interest earned on loan portfolios is net of reserves for uncollected interest.


                                                                       Year Ended September 30,
                                     ---------------------------------------------------------------------------------------------
                                                 2003                            2002                            2001
                                     -----------------------------   -----------------------------   -----------------------------
                                                           Average                         Average                         Average
                                     Average               Yield/    Average               Yield/    Average               Yield/
                                     Balance    Interest    Cost     Balance    Interest    Cost     Balance    Interest    Cost
                                     -------    --------   -------   -------    --------   -------   -------    --------   -------
                                                                        (Dollars in thousands)

Assets:
Interest-earning assets:
  Loans, net:
  Mortgages                          $ 79,745    $4,928     6.18%    $100,663    $6,999     6.95%    $106,658    $8,034     7.53%
  Consumer and other                    5,588       371     6.64        6,122       466     7.61        4,915       421     8.57
                                     --------    ------              --------    ------              --------    ------
    Total loans, net                   85,333     5,299     6.21      106,785     7,465     6.99      111,573     8,455     7.58
  Investments                          57,993     1,316     2.27       31,426     1,095     3.48       18,465     1,000     5.42
  Other earning assets                  8,557       115     1.34        5,900       132     2.24        3,340       190     5.69
                                     --------    ------              --------    ------              --------    ------
    Total interest-earning assets     151,883     6,730     4.43      144,111     8,692     6.03      133,378     9,645     7.23
                                                 ------                          ------                          ------
  Cash and due from banks               3,555                           3,480                           3,313
  Other assets                          4,143                           3,582                           2,995
                                     --------                        --------                        --------
    Total assets                     $159,581                        $151,173                        $139,686
                                     ========                        ========                        ========
Liabilities:
Interest-bearing liabilities:
  Deposits:
    Savings deposits                 $ 23,545    $  157     0.67%    $ 20,175    $  236     1.17%    $ 18,209    $  305     1.67%
    NOW                                12,070        18     0.15       10,387        31     0.30        8,810        62     0.70
    Money market deposits              27,520       372     1.35       23,539       495     2.10       16,793       547     3.26
    Certificates of deposit            54,836     1,641     2.99       57,133     2,332     4.08       55,720     3,207     5.76
  Borrowed money                        4,953       230     4.64        6,336       296     4.67        7,880       397     5.04
                                     --------    ------              --------    ------              --------    ------
    Total interest-bearing
     liabilities                      122,924     2,418     1.97      117,570     3,390     2.88      107,412     4,518     4.21
                                                 ------                          ------                          ------
  Non-interest bearing
   liabilities                         19,559                          16,688                          14,183
                                     --------                        --------                        --------
    Total liabilities                 142,483                         134,258                         121,595
  Stockholders' equity                 17,051                          16,861                          18,037
  Minority interest in
   consolidated subsidiary                 47                              54                              54
                                     --------                        --------                        --------
    Total liabilities and
     stockholders' equity            $159,581                        $151,173                        $139,686
                                     ========                        ========                        ========
Net interest and dividend income                 $4,312                          $5,302                          $5,127
                                                 ======                          ======                          ======
Interest rate spread                                        2.46%                           3.15%                           3.02%
Net interest margin                                         2.84%                           3.68%                           3.84%
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities          123.56%                         122.57%                         124.17%

Rate/Volume Analysis

      The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by change in volume) are allocated between changes in rates and changes in volume.


                                                                  Year Ended September 30,
                                           ----------------------------------------------------------------------
                                                     2003 vs. 2002                          2002 vs. 2001
                                                  Increase (Decrease)                    Increase (Decrease)
                                                        Due To                                 Due To
                                           ---------------------------------      -------------------------------
                                            Volume       Rate         Total        Volume     Rate         Total
                                            ------       ----         -----        ------     ----         -----
                                                                   (Dollars in thousands)

Interest-earning assets:
  Loans                                    $(1,328)     $  (838)     $(2,166)     $(325)     $  (665)     $  (990)
  Investments in other earning assets          639         (435)         204        509         (472)          37
                                           -------      -------      -------      -----      -------      -------
    Total interest-earning assets             (689)      (1,273)      (1,962)       184       (1,137)        (953)
                                           -------      -------      -------      -----      -------      -------
Interest-bearing liabilities:
  Savings deposits                              22         (101)         (79)        23          (92)         (69)
  NOW                                            3          (16)         (13)         5          (36)         (31)
  Money market deposits                         54         (177)        (123)       142         (194)         (52)
  Certificates of deposit                      (69)        (622)        (691)        58         (933)        (875)
  Borrowed money                               (64)          (2)         (66)       (72)         (29)        (101)
                                           -------      -------      -------      -----      -------      -------
    Total interest-bearing liabilities         (54)        (918)        (972)       156       (1,284)      (1,128)
                                           -------      -------      -------      -----      -------      -------
Net change in net interest income          $  (635)     $  (355)     $  (990)     $  28      $   147      $   175
                                           =======      =======      =======      =====      =======      =======

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

      See "Consolidated Financial Statements and Notes to Consolidated Financial Statements" beginning on page F-1 of this Form 10-KSB/A.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

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

 10.1 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc. (1)

 10.2 Amendments to 1997 Stock Option Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc. (2)

 10.3 1997 Recognition and Retention Plan for Outside Directors, Officers and Employees of Falmouth Bancorp, Inc. (1)

 10.4 Agreement and Plan of Reorganization by and between Falmouth Co-operative Bank and Falmouth Bancorp, Inc., dated November 25, 1997 (1)

 10.5 Employment Agreement by and between Falmouth Co-operative Bank and Santo Pasqualucci. (2)

 10.6 Change of Control Agreement by and among Falmouth Co-operative Bank, Falmouth Bancorp, Inc., and George E. Young III (3)

 10.7       Falmouth Co-operative Bank Employee Stock Ownership Plan. (1)

 10.7(a) Amendment No. 5 to Falmouth Co-operative Bank Employee Stock Ownership Plan. (3)

 10.8       Falmouth Bancorp, Inc. Employee Stock Ownership Trust. (1)

 13.1       Annual Report to Stockholders for the Year Ended September
            30, 2003. (3)

 14.1       Code of Ethics (3)

 21.1       Subsidiaries of the Registrant. (3)

 23.1       Consent of Shatswell, MacLeod & Company, P.C.

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1 Proxy Statement for the 2004 Annual Meeting of Stockholders of Falmouth Bancorp, Inc., filed with the Securities and Exchange Commission on December 18, 2003.

--------------------

<F1>  Incorporated herein by reference to the Registration Statement on
      Form S-4 (Registration No. 333-16931), as filed with the
      Securities and Exchange Commission on November 27, 1996.
<F2>  Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2001, as filed with the Securities and Exchange Commission on December 22, 2001.
<F3>  Incorporated herein by reference to the Annual Report on Form 10-KSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission on December, 29, 2003.

      (c) The Company filed a report on form 8-K with the SEC on July 25, 2003 reporting its earnings for the period ended June 30, 2003.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FALMOUTH BANCORP, INC.

                                       By: /s/ Santo P. Pasqualucci
                                           --------------------------------
                                           Santo P. Pasqualucci
                                           President and Chief Executive
                                           Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                           Title                     Date
           ----                           -----                     ----

/s/ Santo P. Pasqualucci      Director, President and          April 5, 2004
--------------------------    Chief Executive Officer
Santo P. Pasqualucci          (Principal executive officer)

/s/ George E. Young, III      Senior Vice President and        April 5, 2004
--------------------------    Chief Financial Officer
George E. Young, III          (Principal financial officer)

/s/ Peter A. Frizzell, DMD    Director                         April 5, 2004
--------------------------
Peter A. Frizzell, DMD

/s/ Gardner L. Lewis          Director                         April 5, 2004
--------------------------
Gardner L. Lewis

/s/ John J. Lynch, Jr.        Chairman of the Board            April 5, 2004
--------------------------
John J. Lynch, Jr.

/s/ Eileen C. Miskell         Director                         April 5, 2004
--------------------------
Eileen C. Miskell

/s/ Robert H. Moore           Director                         April 5, 2004
--------------------------
Robert H. Moore

/s/ Henry D. Newman, III      Director                         April 5, 2004
--------------------------
Henry D. Newman, III

The Board of Directors
Falmouth Bancorp, Inc.
Falmouth, Massachusetts

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated balance sheets of Falmouth Bancorp, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Falmouth Bancorp, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                       SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts
October 28, 2003 (except for Note 19 which is dated March 12, 2004)

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                         September 30, 2003 and 2002
                         ---------------------------


ASSETS                                                              2003             2002
------                                                              ----             ----

Cash, due from banks and interest bearing deposits              $  3,335,059     $  2,916,804
Federal funds sold                                                 4,037,306        4,505,780
                                                                ------------     ------------
      Total cash and cash equivalents                              7,372,365        7,422,584
Investments in available-for-sale securities (at fair value)      37,179,799       18,712,954
Investments in held-to-maturity securities (fair values of
 $32,556,554 as of September 30, 2003 and $28,034,474 as of
 September 30, 2002)                                              32,549,241       28,060,267
Federal Home Loan Bank stock, at cost                                878,000          878,000
Loans held-for-sale, fair value $840,474 as of
 September 30, 2003 and $1,596,894 as of September 30, 2002          825,677        1,575,000
Loans, net of allowance for loan losses of $760,552 as of
 September 30, 2003 and $939,173 as of September 30, 2002         82,493,801       93,434,955
Premises and equipment                                             1,911,894        1,792,016
Accrued interest receivable                                        1,333,910        1,114,924
Co-operative Central Bank Reserve Fund Deposit                       395,395          395,395
Other assets                                                       1,178,108        1,134,907
                                                                ------------     ------------
      Total assets                                              $166,118,190     $154,521,002
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Noninterest-bearing                                           $ 20,425,557     $ 17,552,180
  Interest-bearing                                               125,109,413      114,164,879
                                                                ------------     ------------
      Total deposits                                             145,534,970      131,717,059
Securities sold under agreements to repurchase                                        471,872
Federal Home Loan Bank advances                                    2,582,885        5,178,175
Other liabilities                                                    256,956          761,663
                                                                ------------     ------------
      Total liabilities                                          148,374,811      138,128,769
                                                                ------------     ------------
Minority preferred stockholders' equity in a subsidiary
 company of Falmouth Co-Operative Bank                                                 53,500
                                                                ------------     ------------

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share; authorized
   2,500,000 shares; issued 1,454,750 shares; outstanding
   913,727 shares at September 30, 2003 and 900,779 shares
   at September 30, 2002                                              14,547           14,547
  Paid-in capital                                                 14,093,713       13,981,543
  Retained earnings                                               13,858,343       13,735,221
  Unallocated Employee Stock Ownership Plan shares                  (213,114)        (301,299)
  Treasury stock (541,023 shares as of September 30, 2003
   and 553,971 shares as of September 30, 2002)                   (9,578,649)      (9,807,890)
  Unearned compensation                                             (340,994)        (477,088)
  Accumulated other comprehensive loss                               (90,467)        (806,301)
                                                                ------------     ------------
      Total stockholders' equity                                  17,743,379       16,338,733
                                                                ------------     ------------
      Total liabilities and stockholders' equity                $166,118,190     $154,521,002
                                                                ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------


                                                              2003           2002           2001
                                                              ----           ----           ----

Interest and dividend income:
  Interest and fees on loans                               $5,299,009     $7,465,526     $8,455,351
  Interest on debt securities:
    Taxable                                                 1,240,007      1,012,470        864,333
  Dividends on marketable equity securities                    75,980         81,525        105,146
  Dividends on Co-operative Bank Investment
   and Liquidity Funds                                                           551         30,063
  Other interest                                              114,942        131,995        190,265
                                                           ----------     ----------     ----------
      Total interest and dividend income                    6,729,938      8,692,067      9,645,158
                                                           ----------     ----------     ----------
Interest expense:
  Interest on deposits                                      2,188,626      3,093,465      4,120,397
  Interest on securities sold under agreements
   to repurchase                                               11,179          5,269         36,313
  Interest on Federal Home Loan Bank advances                 218,686        290,944        361,049
                                                           ----------     ----------     ----------
      Total interest expense                                2,418,491      3,389,678      4,517,759
                                                           ----------     ----------     ----------
      Net interest and dividend income                      4,311,447      5,302,389      5,127,399
(Benefit) provision for loan losses                          (179,868)                      190,000
                                                           ----------     ----------     ----------
      Net interest and dividend income after (benefit)
       provision for loan losses                            4,491,315      5,302,389      4,937,399
                                                           ----------     ----------     ----------
Other income:
  Service charges on deposit accounts                         198,772        181,205        151,963
  (Losses) gains on available-for-sale securities, net       (450,700)      (581,151)       167,957
  Net gains on sales of loans                               1,043,733        550,488         92,427
  Loan servicing fees, net                                     40,164         29,948         17,952
  Other income                                                300,911        288,610        266,031
                                                           ----------     ----------     ----------
      Total other income                                    1,132,880        469,100        696,330
                                                           ----------     ----------     ----------
Other expense:
  Salaries and employee benefits                            1,957,968      1,706,956      1,746,736
  Occupancy expense                                           170,115        159,970        192,589
  Equipment expense                                           186,663        195,214        181,129
  Data processing expense                                     427,442        395,818        325,127
  Directors' fees                                              87,165         71,350         54,850
  Legal and professional fees                                 163,971        197,018        226,479
  Deposit insurance expense                                    22,500         21,175         20,821
  Writedowns of mortgage servicing rights                     242,727
  Other expense                                               699,151        620,958        676,964
                                                           ----------     ----------     ----------
      Total other expense                                   3,957,702      3,368,459      3,424,695
                                                           ----------     ----------     ----------
      Income before income taxes                            1,666,493      2,403,030      2,209,034
Income taxes                                                1,072,261        886,845        779,273
                                                           ----------     ----------     ----------
      Net income                                           $  594,232     $1,516,185     $1,429,761
                                                           ==========     ==========     ==========




                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------
                                 (Continued)


                                                              2003           2002           2001
                                                              ----           ----           ----

Basic earnings per share                                   $     0.68     $     1.73     $     1.48
                                                           ==========     ==========     ==========
Diluted earnings per share                                 $     0.64     $     1.64     $     1.45
                                                           ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------


                                                                    Unallocated                            Accumulated
                                                                     Employee                                 Other
                                                                       Stock                                 Compre-
                                                                     Ownership                               hensive
                                  Common    Paid-in       Retained      Plan       Treasury     Unearned      Income
                                  Stock     Capital       Earnings     Shares       Stock     Compensation    (Loss)      Total
                                  ------    -------       --------  -----------    --------   ------------  ----------    ------

Balance, September 30, 2000      $14,547  $13,901,452   $11,669,877  $(477,668)  $(6,850,722)  $(291,097)   $  25,674  $17,992,063
Employee Stock Ownership Plan                  52,332                                                                       52,332
ESOP shares released                                                    88,185                                              88,185
Recognition and retention plan                109,819                                                                      109,819
Distribution of RRP shares                   (153,668)                                           153,668
Tax benefit from RRP                            1,166                                                                        1,166
Purchases of treasury stock                                                       (1,980,119)                           (1,980,119)
Exercise of stock options and
 related tax benefit                           (9,822)                                81,104                                71,282
Dividends declared ($.42
 per share)                                                (423,440)                                                      (423,440)
Comprehensive income:
  Net income                                              1,429,761
  Change in net unrealized
   holding gain on available-
   for-sale securities, net of
   tax effect                                                                                                (430,361)
    Comprehensive income                                                                                                   999,400
                                 -------  -----------   -----------  ---------   -----------   ---------    ---------  -----------
Balance, September 30, 2001       14,547   13,901,279    12,676,198   (389,483)   (8,749,737)   (137,429)    (404,687)  16,910,688
Employee Stock Ownership Plan                 113,614                                                                      113,614
ESOP shares released                                                    88,184                                              88,184
Recognition and retention plan                 80,443                                                                       80,443
Distribution of RRP shares                   (137,429)                                           137,429
Purchase of shares for RRP                                                                      (477,088)                 (477,088)
Tax benefit from RRP                           28,718                                                                       28,718
Purchases of treasury stock                                                       (1,328,902)                           (1,328,902)
Exercise of stock options and
 related tax benefit                           (5,082)                               270,749                               265,667
Dividends declared ($.50
 per share)                                                (457,162)                                                      (457,162)
Comprehensive income:
  Net income                                              1,516,185
  Change in net unrealized
   holding loss on available-
   for-sale securities, net of
   tax effect                                                                                                (401,614)
    Comprehensive income                                                                                                 1,114,571
                                 -------  -----------   -----------  ---------   -----------   ---------    ---------  -----------
Balance, September 30, 2002       14,547   13,981,543    13,735,221   (301,299)   (9,807,890)   (477,088)    (806,301)  16,338,733
Employee Stock Ownership Plan                 135,148                                                                      135,148
ESOP shares released                                                    88,185                                              88,185
Recognition and retention plan                118,783                                                                      118,783
Distribution of RRP shares                   (136,094)                                           136,094
Tax benefit from RRP                            8,112                                                                        8,112
Exercise of stock options and
 related tax benefit                          (13,779)                               229,241                               215,462
Dividends declared ($.52
 per share)                                                (471,110)                                                      (471,110)
Comprehensive income:
  Net income                                                594,232
  Change in net unrealized
   holding loss on available-
   for-sale securities, net of
   tax effect                                                                                                 715,834
    Comprehensive income                                                                                                 1,310,066
                                 -------  -----------   -----------  ---------   -----------   ---------    ---------  -----------
Balance, September 30, 2003      $14,547  $14,093,713   $13,858,343  $(213,114)  $(9,578,649)  $(340,994)   $ (90,467) $17,743,379
                                 =======  ===========   ===========  =========   ===========   =========    =========  ===========

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ----------------------------------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------
                                 (continued)

Reclassification disclosure for the years ended September 30:


                                                                           2003         2002          2001
                                                                           ----         ----          ----

Net unrealized gains (losses) on available-for-sale securities           $238,293    $(695,284)    $(549,312)
Reclassification adjustment for realized losses (gains) in net income     450,700      581,151      (167,957)
                                                                         --------    ---------     ---------
  Other comprehensive income (loss) before income tax effect              688,993     (114,133)     (717,269)
Income tax benefit (expense)                                               26,841     (287,481)      286,908
                                                                         --------    ---------     ---------
      Other comprehensive income (loss), net of tax                      $715,834    $(401,614)    $(430,361)
                                                                         ========    =========     =========

Accumulated other comprehensive loss as of September 30, 2003, 2002 and 2001 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------


                                                                      2003             2002             2001
                                                                      ----             ----             ----

Cash flows from operating activities:
  Net income                                                      $    594,232     $  1,516,185     $  1,429,761
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Losses (gains) on available-for-sale securities, net             450,700          581,151         (167,957)
      Amortization of investment securities, net                     1,752,610          518,396           55,910
      (Benefit) provision for loan losses                             (179,868)                          190,000
      Change in deferred loan costs, net of origination fees            40,437           64,419         (171,939)
      Net gains on sales of loans not originated for sale                                                (78,631)
      Decrease (increase) in loans held-for-sale                       749,323       (1,395,000)        (180,000)
      Depreciation and amortization                                    165,353          188,339          187,777
      Loss on disposal of equipment                                                       1,071
      Increase in accrued interest receivable                         (218,986)        (284,503)         (79,731)
      Decrease in prepaid expenses                                      24,100           21,880           12,732
      Increase in taxes receivable                                    (143,346)        (131,081)         (84,507)
      (Increase) decrease in other assets                               (2,932)          (1,030)           6,605
      (Increase) decrease in mortgage servicing rights                (192,375)        (404,970)
      Recognition and retention plan (RRP)                             118,783           80,443          109,819
      Deferred tax expense (benefit)                                   342,944         (107,420)          73,281
      Increase (decrease) in accrued expenses                            5,362          (77,473)           1,898
      (Decrease) increase in accrued interest payable                      (49)            (356)             419
      (Decrease) increase in other liabilities                        (510,020)         484,958           52,476
                                                                  ------------     ------------     ------------

  Net cash provided by operating activities                          2,996,268        1,055,009        1,357,913
                                                                  ------------     ------------     ------------

Cash flows from investing activities:
  Purchases of available-for-sale securities                       (49,943,612)     (13,984,026)      (7,366,058)
  Proceeds from sales of available-for-sale securities               2,197,181           96,317        1,410,851
  Proceeds from maturities of available-for-sale securities         28,854,295        3,614,057        3,780,839
  Purchases of held-to-maturity securities                         (42,133,350)     (34,668,159)     (11,235,627)
  Proceeds from maturities of held-to-maturity securities           36,555,350       16,285,640       12,057,785
  Purchases of Federal Home Loan Bank stock                                                             (157,300)
  Loan originations and principal collections, net                  11,078,815       18,874,719      (14,027,374)
  Recoveries of previously charged off loans                             1,770
  Proceeds from sales of loans                                                                         7,445,360
  Capital expenditures                                                (285,231)         (83,729)         (94,397)
                                                                 -------------     ------------     ------------

  Net cash used in investing activities                            (13,674,782)      (9,865,181)      (8,185,921)
                                                                 -------------     ------------     ------------

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------
                                 (continued)


                                                                      2003             2002             2001
                                                                      ----             ----             ----

Cash flows from financing activities:
  Net increase in demand deposits, NOW and savings accounts         17,477,554       10,724,566        3,698,627
  Net (decrease) increase in time deposits                          (3,659,643)      (1,183,343)       6,102,969
  Net decrease in securities sold under agreements to repurchase      (471,872)        (203,884)        (188,187)
  Proceeds from Federal Home Loan Bank long-term advances                                              7,500,000
  Repayment of Federal Home Loan Bank long-term advances            (2,595,290)      (2,089,773)      (6,084,013)
  Net change in Federal Home Loan Bank short-term advances                                             2,000,000
  Redemption of preferred share relative to minority interest          (53,500)            (500)
  Proceeds from exercise of stock options                              178,823          211,765           66,460
  Dividends paid                                                      (471,110)        (457,162)        (423,440)
  Employee Stock Ownership Plan                                        135,148          113,614           52,332
  Unallocated ESOP shares released                                      88,185           88,184           88,185
  Purchase of shares for RRP                                                           (477,088)
  Purchases of treasury stock                                                        (1,328,902)      (1,980,119)
                                                                  ------------     ------------     ------------

  Net cash provided by financing activities                         10,628,295        5,397,477       10,832,814
                                                                  ------------     ------------     ------------

(Decrease) increase in cash and cash equivalents                       (50,219)      (3,412,695)       4,004,806
Cash and cash equivalents at beginning of period                     7,422,584       10,835,279        6,830,473
                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of period                        $  7,372,365     $  7,422,584     $ 10,835,279
                                                                  ============     ============     ============

Supplemental disclosures:
  Interest paid                                                   $  2,418,540     $  3,390,034     $  4,517,340
  Income taxes paid                                                    872,663        1,125,346          790,499

The accompanying notes are an integral part of these consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Falmouth Bancorp, Inc. (the "Company"), a Delaware corporation was organized by the Falmouth Co-Operative Bank (the "Bank") on November 25, 1996 to be a bank holding company with the Bank as its wholly-owned subsidiary.

The Bank was organized in 1925 and is headquartered in Falmouth, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential real estate, consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES
----------------------------

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and predominant practices within the savings institution industry. The consolidated financial statements were prepared using the accrual method of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company, the Company's wholly-owned subsidiaries, the Bank and the RRP Trust, and the Bank's wholly-owned subsidiaries, Falmouth Securities Corporation and Falmouth Capital Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

The RRP Trust was formed on October 21, 1997 in connection with the Bank's 1997 Recognition and Retention Plan for Outside Directors, officers and employees of Falmouth Bancorp, Inc. (the "RRP"). The Company contributes to the RRP Trust from time to time. The RRP Trust invests the assets of the Trust in shares of the Company.

The Trustees of the RRP Trust are also directors or retired directors of the Company. The RRP is administered by the compensation committee of the Board of Directors of the Company which consists of certain non-employee members of the Board of Directors of the Company.

Falmouth Securities Corporation was established solely for the purpose of acquiring and holding investments which are permissible for banks to hold under Massachusetts law. This corporation was dissolved on August 13, 2001 and is no longer in existence. The assets and liabilities were transferred to Falmouth Co-Operative Bank.

Falmouth Capital Corporation, a real estate investment trust, was established as part of the Company's tax management planning. This corporation was dissolved effective October 21, 2003 and is no longer in existence. The assets and liabilities were transferred to Falmouth Co-Operative Bank.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items, due from banks, interest bearing deposits and federal funds sold.

Cash and due from banks as of September 30, 2003 and 2002 includes $770,160 and $574,000, respectively which is subject to withdrawals and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. This security classification may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

      -- Held-to-maturity securities are measured at amortized cost on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders' equity. They are merely disclosed in the notes to the consolidated financial statements.

      -- Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders' equity until realized.

      -- Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

If a decline in the fair value below the adjusted cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value as the new cost basis and the amount of the write down is included as a charge against securities gains, net.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees, costs on originated loans or unamortized premiums or discounts on purchased loans.

Interest on loans is recognized on a simple interest basis.

Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

LOANS HELD-FOR-SALE:

Loans held-for-sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

Interest income on loans held-for-sale is accrued currently and classified as interest on loans.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.
Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any write-down from cost to estimated fair value, required at the time of foreclosure or classification as in-substance foreclosure, is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent write-downs and gains or losses recognized upon sale are included in other expense.

In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," the Company classifies loans as in-substance repossessed or foreclosed if the Company receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings take place.

COOPERATIVE CENTRAL BANK RESERVE FUND DEPOSIT:

The Reserve Fund was established for liquidity purposes and consists of deposits required of all insured cooperative banks in Massachusetts. The Fund is used by the Central Bank to advance funds to member banks, but such advances generally are not made until Federal Home Loan Bank and commercial bank sources of borrowings have been exhausted. The Company has not borrowed funds from the Central Bank since rejoining the Federal Home Loan Bank on January 2, 1975.

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company 's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

RETIREMENT PLAN:

The compensation cost of an employee's pension benefit is recognized on the net periodic pension cost method over the employee's approximate service period. The aggregate cost method is used for funding purposes.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate those assets' fair values.

Securities (including mortgage-backed securities): Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale: Fair values of loans held-for-sale are based on commitments on hand from investors or prevailing market prices.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable and Co-operative Central Bank Reserve Fund
Deposit: The carrying amounts of accrued interest receivable and Co-operative Central Bank Reserve Fund Deposit approximate their fair values.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase: The carrying amount reported on the consolidated balance sheet for securities sold under agreements to repurchase approximates those liabilities' fair values.

Federal Home Loan Bank Advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on Federal Home Loan Bank advances.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

STOCK-BASED COMPENSATION:

At September 30, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                    For the Years Ended September 30,
                                                                 ----------------------------------------
                                                                   2003           2002            2001
                                                                   ----           ----            ----

Net income, as reported                                          $594,232      $1,516,185      $1,429,761
  Deduct:  Total stock-based employee compensation
           expense determined under fair value based method
           for all awards, net of related tax effects              31,333          33,053          60,273
                                                                 --------      ----------      ----------
  Pro forma net income                                           $562,899      $1,483,132      $1,369,488
                                                                 ========      ==========      ==========

  Earnings per share:
    Basic - as reported                                          $   0.68      $     1.73      $     1.48
    Basic - pro forma                                            $   0.64      $     1.69      $     1.42
    Diluted - as reported                                        $   0.64      $     1.64      $     1.45
    Diluted - pro forma                                          $   0.61      $     1.61      $     1.39

EARNINGS PER SHARE:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, "Intangible Assets." The initial recognition and measurement provisions of SFAS No. 142 apply to intangible assets which are defined as assets (not including financial assets) that lack physical substance. The term "intangible assets" is used in SFAS No. 142 to refer to intangible assets other than goodwill. The accounting for a recognized intangible asset is based on its useful life. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized. An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 142 provides that goodwill shall not be amortized. Goodwill is defined as the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. SFAS No. 142 further provides that goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.

All of the provisions of SFAS No. 142 were applied for the Company beginning with its fiscal year ending September 30, 2003. SFAS No. 142 has been applied to all goodwill and intangible assets recognized in the Company's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized.

The adoption of this Statement did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the basic recognition and measurement model for assets held for use and held for sale. The provisions of SFAS No. 144 are required to be adopted starting with fiscal years beginning after December 15, 2001. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not have any material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions," an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer - relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and permits two additional transition methods for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No.
123. The transition guidance and annual disclosure provisions of this Statement are effective for fiscal years ending after December 15, 2002 and the interim period disclosure provisions are effective for interim periods beginning after December 31, 2002. This Statement did not have any effect on the Company's consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

NOTE 3 - INVESTMENTS IN SECURITIES
----------------------------------

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The carrying amount of securities and their approximate fair values are as follows as of September 30:

                                                                      Gains in        Losses in
                                                                     Accumulated     Accumulated
                                                      Amortized        Other           Other
                                                        Cost        Comprehensive   Comprehensive      Fair
                                                        Basis          Income          Income          Value
                                                      ---------     -------------   -------------      -----

Available-for-sale:
  September 30, 2003:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                    $ 5,535,863      $    164        $  2,317      $ 5,533,710
    Corporate debt securities                         29,687,903        29,225          73,185       29,643,943
    Mortgage-backed securities                           352,404        23,756                          376,160
    Marketable equity securities                       1,703,247       115,000         192,261        1,625,986
                                                     -----------      --------        --------      -----------
                                                     $37,279,417      $168,145        $267,763      $37,179,799
                                                     ===========      ========        ========      ===========

  September 30, 2002:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                    $ 6,481,735      $  9,235        $             $ 6,490,970
    Corporate debt securities                          9,608,236        26,013          20,175        9,614,074
    Mortgage-backed securities                           586,688        36,958                          623,646
    Marketable equity securities                       2,824,906        50,885         891,527        1,984,264
                                                     -----------      --------        --------      -----------
                                                     $19,501,565      $123,091        $911,702      $18,712,954
                                                     ===========      ========        ========      ===========

                                                                        Gross           Gross
                                                        Net          Unrecognized    Unrecognized
                                                      Carrying         Holding         Holding         Fair
                                                       Amount           Gains           Loss           Value
                                                      --------       ------------    ------------      -----

Held-to-maturity:
  September 30, 2003:
    Corporate debt securities                        $32,399,711      $ 55,121        $ 53,523      $32,401,309
    Mortgage-backed securities                           149,530         5,715                          155,245
                                                     -----------      --------        --------      -----------
                                                     $32,549,241      $ 60,836        $ 53,523      $32,556,554
                                                     ===========      ========        ========      ===========

  September 30, 2002:
    Debt securities issued by the U.S. Treasury
     and other U.S. government corporations
     and agencies                                    $ 8,014,458      $ 33,552        $             $ 8,048,010
    Corporate debt securities                         19,833,400        11,082          78,832       19,765,650
    Mortgage-backed securities                           212,409         8,405                          220,814
                                                     -----------      --------        --------      -----------
                                                     $28,060,267      $ 53,039        $ 78,832      $28,034,474
                                                     ===========      ========        ========      ===========

The scheduled maturities of debt securities were as follows as of September 30, 2003:

                                           Available-For-Sale           Held-To-Maturity
                                           ------------------     ----------------------------
                                                 Fair             Net Carrying        Fair
                                                 Value               Amount           Value
                                                 -----            ------------        -----

Due within one year                           $31,505,028         $28,155,830      $28,128,719
Due after one year through five years           3,672,625           4,243,881        4,272,590
Mortgage-backed securities                        376,160             149,530          155,245
                                              -----------         -----------      -----------
                                              $35,553,813         $32,549,241      $32,556,554
                                              ===========         ===========      ===========

For the year ended September 30, 2003, proceeds from sales of securities available-for-sale amounted to $2,197,181. Gross realized gains and gross realized losses on those sales amounted to $75,403 and $477,087, respectively. For the year ended September 30, 2002, proceeds from sales of securities available-for-sale amounted to $96,317. Gross realized gains and gross realized losses on those sales amounted to $25,550 and $9,786, respectively. For the year ended September 30, 2001, proceeds from sales of securities available-for-sale amounted to $1,410,851. Gross realized gains and gross realized losses on those sales amounted to $204,597 and $36,640, respectively. The tax (benefit) provision applicable to these net realized gains or losses amounted to ($164,409), $6,449 and $68,745 for the years ended September 30, 2003, 2002 and 2001, respectively.

Total carrying amounts of $0 and $1,013,874 of debt securities were pledged to secure repurchase agreements and borrowings from the Federal Reserve Bank discount window as of September 30, 2003 and 2002, respectively.

The following are securities of issuers which exceeded 10% of stockholders' equity as of September 30, 2003:

                                               Amortized           Fair
                                               Cost Basis          Value
                                               ----------          -----

Comcast Cable Communications, Inc.            $ 2,077,851      $ 2,072,400
Time Warner Inc.                                2,985,699        2,963,595
International Lease Finance Corp.               3,092,612        3,105,330
Deere & Co.                                     3,478,914        3,480,963
Sempra Energy                                   2,083,688        2,077,500
Walt Disney Co.                                 1,966,727        1,966,978
First Union Corp.                               2,114,996        2,123,640
Conoco Inc.                                     3,078,156        3,073,740
Whitman Corp.                                   3,241,290        3,232,877
CVS Corp.                                       2,438,447        2,435,616
Rohm & Haas Co.                                 2,088,390        2,077,600
McDonalds Corp.                                 2,110,366        2,102,193
American Telephone & Telegraph Corp.            3,048,634        3,066,680
Textron Financial Corp.                         1,931,038        1,934,423
General Motors Acceptance Corp.                 2,649,630        2,650,280

NOTE 4 - LOANS
--------------

Loans consisted of the following as of September 30:

                                                  2003             2002
                                                  ----             ----

Commercial, financial and agricultural        $ 4,943,352      $ 5,178,877
Real estate - construction and land
 development                                    5,075,051        8,488,005
Real estate - residential                      56,874,004       68,125,808
Real estate - commercial                       15,701,970       11,844,559
Consumer                                          402,948          439,414
                                              -----------      -----------
                                               82,997,325       94,076,663
Deferred loan costs, net of origination
 fees                                             257,028          297,465
Allowance for loan losses                        (760,552)        (939,173)
                                              -----------      -----------
      Loans, net                              $82,493,801      $93,434,955
                                              ===========      ===========

Certain directors and executive officers of the Company were customers of the Bank during the year ended September 30, 2003. Total loans to such persons and their companies amounted to $2,036,837 as of September 30, 2003. During the year ended September 30, 2003, total principal payments amounted to $95,031 and principal advances were $1,731,868.

Changes in the allowance for loan losses were as follows for the years ended September 30:

                                           2003          2002          2001
                                           ----          ----          ----

Balance at beginning of period           $939,173      $945,247      $755,247
Loans charged off                            (523)       (6,074)
Recoveries                                  1,770
(Benefit) provision for loan losses      (179,868)                    190,000
                                         --------      --------      --------
Balance at end of period                 $760,552      $939,173      $945,247
                                         ========      ========      ========

The following table sets forth information regarding nonaccrual loans and accruing loans 90 days or more overdue as of September 30:

                                                     2003       2002
                                                     ----       ----

Nonaccrual loans                                      $0      $     0

Accruing loans which are 90 days or more overdue      $0      $42,000

Information about loans that meet the definition of an impaired loan in Statement of Financial Accounting Standards No. 114 is as follows as of September 30:

                                                               2003                          2002
                                                   --------------------------    --------------------------
                                                    Recorded        Related       Recorded        Related
                                                   Investment      Allowance     Investment      Allowance
                                                   In Impaired     For Credit    In Impaired     For Credit
                                                      Loans          Losses         Loans          Losses
                                                   -----------     ----------    -----------     ----------

Loans for which there is a related allowance
 for credit losses                                   $     0         $0            $42,000        $42,000

Loans for which there is no related allowance
 for credit losses                                         0                             0
                                                     -------         --            -------        -------

      Totals                                         $     0         $0            $42,000        $42,000
                                                     =======         ==            =======        =======

Average recorded investment in impaired loans
 during the year ended September 30                  $16,800                       $16,800
                                                     =======                       =======

Related amount of interest income recognized during the time, in the year ended
 September 30, that the loans were impaired

      Total recognized                               $ 2,793                       $     0
                                                     =======                       =======
      Amount recognized using a cash-basis
       method of accounting                          $ 2,793                       $     0
                                                     =======                       =======

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $70,015,072 and $42,860,464 as of September 30, 2003 and 2002, respectively.

In years prior to the year ended September 30, 2002, the Company considered the value of its mortgage servicing asset to be immaterial. The "loans serviced for others" portfolio has increased significantly and the Company now recognizes its mortgage servicing rights as an asset on the consolidated balance sheet. The Company adheres to the accounting and reporting standards as set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" as
amended by Statement 140.   When the Company sells a mortgage loan and
retains the servicing rights, the Company allocates the cost of the loan and servicing based on their relative fair values. The asset created thereby is amortized in proportion to, and over the period of, estimated net servicing income. The servicing asset is reviewed for impairment on a quarterly basis. The amount by which the book value exceeds the fair value is recorded in a valuation allowance and charged to current period income.

No valuation allowance for the carrying amount of mortgage servicing rights at September 30, 2003 and 2002 was recorded because management estimates that there is no impairment in the carrying amount of those rights. The Bank estimated the fair values of these rights to be $783,823 as of September 30, 2003. Changes in the mortgage servicing asset, which are included in other assets, were as follows for the years ended September 30:

                                                 2003           2002
                                                 ----           ----

Balance at beginning of period                $ 404,970      $       0
Capitalized mortgage servicing rights           542,321        437,564
Amortization                                   (107,219)       (32,594)
Writedowns                                     (242,727)
                                              ---------      ---------
Balance at end of period                      $ 597,345      $ 404,970
                                              =========      =========

NOTE 5 - PREMISES AND EQUIPMENT
-------------------------------

The following is a summary of premises and equipment as of September 30:

                                                  2003             2002
                                                  ----             ----

Land                                          $    73,793      $    73,793
Bank building                                   2,171,399        2,085,845
Furniture and equipment                           991,881          914,972
Vehicle                                            56,688           56,688
                                              -----------      -----------
                                                3,293,761        3,131,298
Accumulated depreciation and amortization      (1,381,867)      (1,339,282)
                                              -----------      -----------
                                              $ 1,911,894      $ 1,792,016
                                              ===========      ===========

NOTE 6 - DEPOSITS
-----------------

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2003 and 2002 was $13,083,234 and $13,975,494,
respectively.

For time deposits as of September 30, 2003, the scheduled maturities for each of the following years ended September 30 are as follows:

                                (in thousands)

      2004                         $40,566
      2005                           8,699
      2006                           4,002
      2007                             186
                                   -------
                                   $53,453
                                   =======

Deposits from related parties held by the Company as of September 30, 2003 and 2002 amounted to $1,807,851 and $1,546,374, respectively.

NOTE 7 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The securities sold under agreements to repurchase are securities sold on a short term basis by the Company that have been accounted for not as sales but as borrowings. The securities were held in the Company 's safekeeping account at Investors Bank & Trust Company under the control of the Company and pledged to the purchasers of the securities. The purchasers have agreed to sell to the Company substantially identical securities at the maturity of the agreements. As of September 30, 2003, the Company no longer enters into repurchase agreements with customers.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES
----------------------------------------

Advances consist of funds borrowed from the Federal Home Loan Bank (FHLB).

Maturities of advances from the FHLB for the five fiscal years ending after September 30, 2003 and thereafter are summarized as follows:

                               AMOUNT
                               ------

      2004                   $  101,061
      2005                      107,316
      2006                      113,951
      2007                      120,940
      2008                      139,617
      Thereafter              2,000,000
                             ----------
                             $2,582,885
                             ==========

As of September 30, 2003, a $2,000,000 advance from the FHLB maturing on December 27, 2010 was redeemable at par at the option of the FHLB on December 26, 2003 and quarterly thereafter.

Amortizing advances are being repaid in equal monthly payments and are being amortized from the date of the advance to the maturity date on a direct reduction basis.

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties and other qualified assets.

At September 30, 2003, the interest rates on FHLB advances ranged from 4.80% to 5.94%. At September 30, 2003, the weighted average interest rate on FHLB advances was 5.06%.

NOTE 9 - INCOME TAXES
---------------------

The components of income tax expense are as follows for the years ended September 30:

                                             2003           2002          2001
                                             ----           ----          ----

Current:
  Federal                                $  207,729      $ 952,731      $693,502
  State                                     521,588         41,534        12,490
                                         ----------      ---------      --------
                                            729,317        994,265       705,992
                                         ----------      ---------      --------
Deferred:
  Federal                                   185,096       (115,465)       11,313
  State                                      83,073        (39,840)        3,903
                                         ----------      ---------      --------
                                            268,169       (155,305)       15,216
      Change in valuation allowance          74,775         47,885        58,065
                                         ----------      ---------      --------
                                            342,944       (107,420)       73,281
                                         ----------      ---------      --------
      Total income tax expense           $1,072,261      $ 886,845      $779,273
                                         ==========      =========      ========

The components of the deferred tax assets, included in other assets, are as follows as of September 30:

                                                                2003            2002
                                                                ----            ----

Deferred tax assets:
  Allowance for loan losses                                  $ 315,889      $  373,226
  Deferred income                                               33,824          54,887
  Reserve for contingencies                                      6,619           5,723
  Employee benefit plan                                         19,095          18,128
  Impairment loss on equity securities                         111,790         244,317
  Impairment loss on leasehold improvements and equipment      120,271         124,387
  Capital loss carryforward                                     68,935
  Net unrealized holding loss on available-for-sale
   securities                                                   40,774         268,128
                                                             ---------      ----------
      Gross deferred tax assets                                717,197       1,088,796
      Valuation allowance                                     (212,348)       (391,768)
                                                             ---------      ----------
                                                               504,849         697,028
                                                             ---------      ----------
Deferred tax liabilities:
  Excess depreciation                                          (84,217)        (77,259)
  Mortgage servicing rights                                   (244,493)       (165,754)
  Deferred loan costs                                         (115,326)        (77,099)
                                                             ---------      ----------
      Gross deferred tax liabilities                          (444,036)       (320,112)
                                                             ---------      ----------
Net deferred tax assets                                      $  60,813      $  376,916
                                                             =========      ==========

At September 30, 2003, the Company had realized capital loss carryforwards of approximately $203,000 which will expire in the fiscal year ended September 30, 2008 if not utilized against future realized capital gains.

The reasons for the difference between the tax at the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended September 30:

                                                            2003       2002       2001
                                                            ----       ----       ----

Tax at statutory rate of 34%                                34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  State taxes, net of federal tax benefit                    8.5         .1         .5
  Dividend received deduction                                (.7)       (.5)       (.5)
  Additional state taxes, net of federal tax benefit
   due to REIT dividend deduction settlement                15.4
  Other, net                                                 2.9        1.3       (1.4)
  Change in valuation allowance                              4.2        2.0        2.7
                                                            ----       ----       ----
    Effective tax rates                                     64.3%      36.9%      35.3%
                                                            ====       ====       ====

In prior years, the Company was allowed a special tax-basis bad debt deduction under certain provisions of the Internal Revenue Code. As a result, retained earnings of the Company as of September 30, 2003 includes $1,639,418 for which federal and state income taxes have not been provided. Under the provisions of recent federal income tax legislation, if the Company no longer qualifies as a bank as defined in certain provisions of the Internal Revenue Code, this amount will be subject to recapture in taxable income ratably over six (6) years, subject to a combined federal and state tax rate of approximately 41% based on the effective tax rates of the Company in prior years.

REIT Dividend Deduction Settlement
----------------------------------

Falmouth Capital Corporation ("FCC"), a subsidiary of the Bank, was established in December 1999 as a Massachusetts-chartered real estate investment trust ("REIT"). The Bank received dividends from FCC.

On March 5, 2003, the Commonwealth of Massachusetts enacted tax legislation which denied the dividends received deduction for dividends received from real estate investment trusts retroactively to 1999. The additional state tax liability created by the new law for the Bank would have been $778,833 plus previously assessed interest of $67,527 for the calendar years 1999 through 2002.

On June 20, 2003, the Bank and its subsidiary real estate investment trust, FCC, entered into an agreement with the Massachusetts Department of Revenue (the "DOR") settling the dispute concerning the dividends received deduction through calendar year 2002 claimed or to be claimed by the Bank. Under the agreement, the Bank agreed to pay and the DOR agreed to abate 50% of all tax and interest assessed or unassessed relating to the REIT dividend deduction. Therefore, the previously unrecorded tax liability of $389,416 plus interest of $33,764 and federal and state tax benefits of $146,221 were recognized during the year ended September 30, 2003.

NOTE 10 - EMPLOYEE RETIREMENT, PENSION PLANS AND BENEFITS
---------------------------------------------------------

Retirement Plan
---------------

The Company is a participant in the Co-operative Banks Employee Retirement Association Defined Contribution Plan. This plan provides benefits to substantially all of the Company's employees. Benefits under the defined contribution plan are based on a percentage of employee contributions. Prior to September 30, 2001 the Company was also a participant in the Co-operative Banks Employee Retirement Association Defined Benefit Plan (a multi-employer plan) which provided benefits to substantially all of the Company's employees. Benefits under the defined benefit plan were based primarily on years of service and employees' compensation. The Company's funding policy for the defined benefit plan was to fund amounts required by applicable regulations and which were tax deductible. Effective September 30, 2001 the Company discontinued making annual contributions to and withdrew from the defined benefit plan.

Contributions by the Company in the year ended September 30, 2003 were $33,273 for the defined contribution plan. The defined benefit plan was terminated by the Company effective September 30, 2001 and the last contribution was made as of September 30, 2002. Contributions by the Company in the year ended September 30, 2002 were $29,507 for the defined contribution plan and $83,816 for the defined benefit plan. Contributions by the Company to the plans in the year ended September 30, 2001 were $113,570.

Employee Stock Ownership Plan
-----------------------------

Effective March 1996 the Bank adopted the Falmouth Co-Operative Bank Employee Stock Ownership Plan (ESOP).

Falmouth Bancorp, Inc. made a loan to the ESOP. As of September 30, 2003 the balance of the loan was $213,114. In the consolidated financial statements of the Company the loan is classified as a component of stockholders' equity with the caption "Unallocated Employee Stock Ownership Plan shares." The loan is secured by a pledge of the Company's common stock. The Company makes annual contributions to the ESOP in amounts determined by the Board of Directors. Dividends received by the ESOP may be credited to participants' accounts or may be used to repay the ESOP's debt.

Any shares of the Company purchased by the ESOP are subject to the accounting specified by the American Institute of CPA's Statement of Position 93-6. Under the statement, as any shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will be outstanding for earnings-per-share computations. Also, as the shares are released, the related dividends will be recorded as a reduction of retained earnings and dividends on the allocated shares will be recorded as a reduction of debt and accrued interest.

The shares purchased by the ESOP are pledged as collateral for its debt.
As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The ESOP shares were as follows as of September 30:

                                        2003          2002
                                        ----          ----

Allocated shares                       51,569        42,912
Committed to be released shares         8,728         8,728
Unreleased shares                      21,823        30,551
                                     --------      --------
                                       82,120        82,191
                                     ========      ========

Fair value of unreleased shares      $629,594      $710,311

Annual contributions to the plan are discretionary. Contributions to the ESOP by the Bank or Company were $88,185, $88,184 and $88,185 for the years ended September 30, 2003, 2002 and 2001, respectively and ESOP compensation expense was $223,333, $201,798 and $140,517, respectively.

Stock Option Plan
-----------------

On November 19, 1996, the Bank adopted the 1997 Stock Option Plan for Outside Directors, Officers, and Employees of the Company. The plan was approved by shareholders effective as of January 21, 1997. The Board of Directors formed an Option Committee to administer the plan. A total of 145,475 shares were made available for issuance under the plan.

Stock Options Granted to Eligible Directors
-------------------------------------------

The price, at which an option granted to an eligible director may be exercised, is the fair market value of a share on the date on which the option is granted. Such options expire ten years after the grant date.
The options are not exercisable in the first year after grant. In the second through fifth year after the grant, the options are exercisable on a pro rata basis up to 80% of the grant by the fifth year. After the fifth year, 100% of the grant not previously exercised may be exercised. Options granted in the year ending September 30, 2002 vest over a four year period.

Stock Options Granted to Eligible Employees
-------------------------------------------

An option granted to an eligible employee must be designated as either an Incentive Stock Option or a Non-Qualifying Stock Option. The price at which an option may be exercised is determined by the Committee, at its discretion; provided, however, that the exercise price shall not be less than the fair market value of a share on the grant date. These options may be exercised in periods specified by the Committee in the option agreement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended September 30, 2002: dividend yield of 1.8 percent; expected volatility of 17 percent; risk-free interest rate of 4.74 percent; and expected lives of 8 years.

A summary of the status of the Company's stock option plan as of September 30, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                         2003                      2002                      2001
                                               ------------------------  ------------------------  ------------------------
                                                           Weighted-                 Weighted-                 Weighted-
                                                            Average                   Average                   Average
            Options                            Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
            -------                            ------    --------------  ------    --------------  ------    --------------

Outstanding at beginning of year               122,986      $14.708      124,649      $13.727      131,468      $13.732
Granted                                                                   14,069       22.00
Exercised                                      (12,948)      13.81       (15,732)      13.46        (4,969)      13.375
Forfeited                                                                                           (1,850)      15.02
                                               -------                   -------                   -------
Outstanding at end of year                     110,038       14.813      122,986       14.708      124,649       13.727
                                               =======                   =======                   =======

Options exercisable at year-end                102,517                   108,917                   105,112
Weighted-average fair value of
 options granted during the year                   N/A                     $5.56                       N/A

The following table summarizes information about stock options outstanding as of September 30, 2003:

                        Options Outstanding                                  Options Exercisable
     --------------------------------------------------------------    -------------------------------
     Range of                  Weighted-Average
     Exercise      Number         Remaining        Weighted-Average      Number       Weighted-Average
      Prices     Outstanding   Contractual Life     Exercise Price     Exercisable     Exercise Price
     --------    -----------   ----------------    ----------------    -----------    ----------------

      $12.25          200         6.6 years             $12.25              200            $12.25
       13.375      72,338         3.6                    13.375          72,338             13.375
       15.00       22,381         6.1                    15.00           22,381             15.00
       15.625       1,300         5.2                    15.625           1,300             15.625
       22.00       13,819         8.5                    22.00            6,298             22.00
                  -------                                               -------
                  110,038         4.8                    14.813         102,517             14.286
                  =======                                               =======

Recognition and Retention Plan
------------------------------

On November 19, 1996, the Bank adopted the 1997 Recognition and Retention Plan for Outside Directors, Officers and Employees of Falmouth Co-Operative Bank (the RRP). The Company subsequently adopted and assumed sponsorship of the RRP and appointed a compensation committee to administer it. The Company established the RRP Trust and contributes, or causes to be contributed, to the RRP Trust, from time to time, such amounts of money or property as determined by the Compensation Committee. In no event shall the assets of the RRP Trust be used to purchase more than 58,190 shares of Company common stock. In its discretion, the Compensation Committee may grant awards of restricted stock to officers and employees. Each award will become vested and distributable at a rate of 20% on each anniversary date of the grant or at a rate established by the Compensation Committee and become fully vested on the date of the award holder's death or disability. Stock subject to awards is held in the RRP Trust until the award is vested. An individual to whom an award is granted is entitled to exercise voting rights and receive cash dividends with respect to stock subject to awards granted to him/her whether or not vested. The Compensation Committee exercises voting rights with respect to the shares in the RRP Trust that have not been allocated as directed by the individuals eligible to participate. Compensation expense amounted to $118,783, $80,443 and $109,819 for the years ending September 30, 2003,
2002 and 2001, respectively. Compensation expense is based on the fair value of the common stock on the grant date. As of September 30, 2003, the RRP Trust had purchased and awarded a total of 58,190 shares, and 44,930 vested shares had been distributed to eligible participants.

NOTE 11 - REGULATORY MATTERS
----------------------------

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Their capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2003 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                                              For Capital              Prompt Corrective
                                                      Actual               Adequacy Purposes           Action Provisions
                                               -------------------      -----------------------     ------------------------
                                                Amount      Ratio        Amount        Ratio         Amount        Ratio
                                                ------      -----        ------        -----         ------        -----
                                                                       (Dollar amounts in thousands)

As of September 30, 2003:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $18,457      13.94%      $10,594      > or =8.0%         N/A
    Falmouth Co-Operative Bank                  17,204      13.06        10,538      > or =8.0      $13,173      > or =10.0%

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                17,696      13.36         5,297      > or =4.0          N/A
    Falmouth Co-Operative Bank                  16,443      12.48         5,269      > or =4.0        7,904      > or =6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                17,696      10.74         6,590      > or =4.0          N/A
    Falmouth Co-Operative Bank                  16,443       9.96         6,602      > or =4.0        8,252      > or =5.0

As of September 30, 2002:
  Total Capital (to Risk Weighted Assets):
    Consolidated                                17,203      16.03         8,584      > or =8.0         N/A
    Falmouth Co-Operative Bank                  15,617      14.59         8,561      > or =8.0       10,702      > or =10.0

  Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                                16,264      15.16         4,292      > or =4.0         N/A
    Falmouth Co-Operative Bank                  14,678      13.72         4,281      > or =4.0       6,421       > or =6.0

  Tier 1 Capital (to Average Assets):
    Consolidated                                16,264      10.25         6,344      > or =4.0         N/A
    Falmouth Co-Operative Bank                  14,678       9.40         6,245      > or =4.0       7,806       > or =5.0

The ability of the Company to pay dividends on its common stock is restricted by Massachusetts banking law. No dividends may be paid if such dividends would reduce stockholders' equity of the Company below the amount of the liquidation account required by Massachusetts conversion regulations and described in Note 17.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

The Company is obligated under certain agreements issued during the normal course of business which are not reflected in the accompanying consolidated financial statements.

The Company is obligated under a lease agreement signed May 8, 2003 for a branch in Bourne, Massachusetts. Lease payments begin in November of 2003. The original term of the lease is ten years with two additional periods of five years each excercisable at the option of the Bank. The Company is also obligated under lease agreements for several ATM locations and various equipment. The total minimum rental payments due in future periods under these agreements is as follows as of September 30, 2003:

      2004                                    $103,670
      2005                                      90,820
      2006                                      83,220
      2007                                      76,043
      2008                                      75,000
      Thereafter                               143,750
                                              --------
            Total minimum lease payments      $572,503
                                              ========

The total rental expense amounted to $35,170, $45,832 and $48,648 for the years ended September 30, 2003, 2002 and 2001, respectively.

NOTE 13 - FINANCIAL INSTRUMENTS
-------------------------------

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The estimated fair values of the Company 's financial instruments, all of which are held or issued for purposes other than trading, are as follows as of September 30:

                                                           2003                                2002
                                              ------------------------------      ------------------------------
                                                Carrying            Fair            Carrying            Fair
                                                 Amount             Value            Amount             Value
                                                --------            -----           --------            -----

Financial assets:

  Cash and cash equivalents                   $  7,372,365      $  7,372,365      $  7,422,584      $  7,422,584
  Available-for-sale securities                 37,179,799        37,179,799        18,712,954        18,712,954
  Held-to-maturity securities                   32,549,241        32,556,554        28,060,267        28,034,474
  Federal Home Loan Bank stock                     878,000           878,000           878,000           878,000
  Loans held-for-sale                              825,677           840,474         1,575,000         1,596,894
  Loans, net                                    82,493,801        83,850,526        93,434,955        95,953,106
  Accrued interest receivable                    1,333,910         1,333,910         1,114,924         1,114,924
  Co-operative Central Bank Reserve Fund
    Deposit                                        395,395           395,395           395,395           395,395

Financial liabilities:

  Deposits                                     145,534,970       145,972,000       131,717,059       132,291,000
  Securities sold under agreements to
   repurchase                                                                          471,872           471,872
  Federal Home Loan Bank advances                2,582,885         2,716,001         5,178,175         5,292,000

The carrying amounts of financial instruments shown in the above table are included in the balance sheet under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30:

                                                  2003             2002
                                                  ----             ----

Commitments to originate loans                $ 4,166,192      $ 6,596,000
Unadvanced funds on construction loans          1,819,762        2,870,360
Unadvanced funds on home equity lines
 of credit                                     18,242,420       14,622,114
Unadvanced funds on commercial loans and
 lines of credit                                4,045,115        4,769,175
Unadvanced funds on overdraft lines
 of credit                                        484,425          454,173
Standby letters of credit                          12,000           12,000
                                              -----------      -----------
                                              $28,769,914      $29,323,822
                                              ===========      ===========

There is no material difference between the notional amount and the estimated fair value of the off-balance sheet liabilities.

NOTE 14 - EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS
-----------------------------------------------------

The Company has an employment agreement with its President and Chief Executive Officer and a change in control agreement with its Vice President and CFO. The employment agreement generally provides for the continued payment of specified compensation and benefits for specified periods after termination, unless the termination is for "cause" as defined in the employment agreement. The employment agreement also provides for lump-sum payments in the event of the officer's voluntary termination of employment on the occurrence of certain specified events. The agreements provide for the payment, under certain circumstances, of lump-sum amounts upon termination following a "change in control" as defined in the agreements.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
---------------------------------------------------------

Most of the Company's business activity is with customers located within the state. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company's loan portfolio is comprised of loans collateralized by real estate located in the state of Massachusetts.

NOTE 16 - EARNINGS PER SHARE (EPS)
----------------------------------

Reconciliation of the numerators and the denominators of the basic and diluted per share computations for net income are as follows:

                                                         Income         Shares        Per-Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------    ---------

Year ended September 30, 2003
  Basic EPS
    Net income and income available to
     common stockholders                               $  594,232       874,422        $0.68
    Effect of dilutive securities, options                               49,429
                                                       ----------       -------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                           $  594,232       923,851        $0.64
                                                       ==========       =======

Year ended September 30, 2002
  Basic EPS
    Net income and income available to
     common stockholders                               $1,516,185       875,569        $1.73
    Effect of dilutive securities, options                               46,162
                                                       ----------       -------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                           $1,516,185       921,731        $1.64
                                                       ==========       =======

Year ended September 30, 2001
  Basic EPS
    Net income and income available to
     common stockholders                               $1,429,761       967,882        $1.48
    Effect of dilutive securities, options                               20,726
                                                       ----------       -------
  Diluted EPS
    Income available to common stockholders
     and assumed conversions                           $1,429,761       988,608        $1.45
                                                       ==========       =======

NOTE 17 - LIQUIDATION ACCOUNT
-----------------------------

At the time of conversion to stock form, the Bank established a liquidation account in an amount equal to the Bank's net worth as of the date of the latest financial statements included in the final Offering Circular used in connection with the Conversion. In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits.
Subsequent increases will not restore an Eligible Account Holder's interest in the liquidation account. In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held. The balance in the liquidation account was $807,710 as of September 30, 2003.

NOTE 18 - MINORITY INTEREST IN SUBSIDIARY
-----------------------------------------

In the fiscal year ended September 30, 2000, the Bank formed a subsidiary, Falmouth Capital Corporation (FCC) which issued to the Bank 1,000 shares of FCC common stock. No other shares of FCC common stock have been issued. FCC also issued to the Bank 3,000 shares of FCC 8% Cumulative Non-Convertible Preferred Stock (the "preferred stock"). No other shares of FCC preferred stock have been issued. In the fiscal year ended September 30, 2000, the Bank distributed the 108 shares to directors and employees of the Bank, leaving the Bank with an ownership of 2,892 shares of the preferred stock at September 30, 2002 and 2001. As of September 30, 2002, the minority interest in subsidiary on the balance sheet consisted of 107 shares of the preferred stock, at a stated value of $500 per share. During the year ended September 30, 2002, one share of the preferred stock was redeemed. These shares were part of the original 3,000 shares of the preferred stock issued to the Bank.

Effective September 30, 2003 Falmouth Capital Corporation was dissolved, all assets and liabilities were transferred to the Bank and all remaining minority interest preferred stockholders were paid $500 for each share held.

NOTE 19 - RECLASSIFICATION
--------------------------

As of September 30, 2003 and 2002, loans held-for-sale with carrying values of $825,677 and $1,575,000, respectively, are reported separately on the Company's consolidated balance sheets. Previously, loans held-for-sale were included with loans, net of allowance for loan losses. In addition, the Company's consolidated statements of cash flows for each of the years in the three year period ended September 30, 2003 were revised to properly reflect the change in loans held-for-sale and proceeds from the sales of loans.

For the year ended September 30, 2003, $276,959 related to a REIT Dividend Deduction Settlement, see Note 9, was previously reported as an extraordinary item. This extraordinary item treatment was revised and its individual components, income tax expense of $243,195 and interest expense of $33,764, are currently reported as part of income from continuing operations. As a result, the extraordinary item previously reported of $276,959 was eliminated and income taxes expense was increased by $243,195 and other expense was increased by $33,764.

Certain amounts in the prior years have been reclassified to be consistent with the current year's statement presentation.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS
--------------------------------------------------

The following financial statements are presented for Falmouth Bancorp, Inc. (Parent Company) and should be read in conjunction with the consolidated financial statements.


                           FALMOUTH BANCORP, INC.
                           ----------------------
                            (Parent Company Only)

                               BALANCE SHEETS
                               --------------

                         September 30, 2003 and 2002
                         ---------------------------


ASSETS                                                    2003           2002
------                                                    ----           ----

Cash and due from banks                               $    25,000     $    24,752
Federal funds sold                                        737,645       1,224,147
                                                      -----------     -----------
      Cash and cash equivalents                           762,645       1,248,899
Investment in Falmouth Co-Operative Bank               16,489,729      14,752,769
Loan to ESOP                                              213,114         301,299
Due from subsidiary, Falmouth Co-operative Bank            39,338
Prepaid expenses                                            3,750           5,000
Other assets                                              274,537         199,907
                                                      -----------     -----------
      Total assets                                    $17,783,113     $16,507,874
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accrued expenses                                      $    39,734     $    52,564
Due to subsidiary, Falmouth Co-Operative Bank                             116,577
                                                      -----------     -----------
      Total liabilities                                    39,734         169,141
                                                      -----------     -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized 500,000 shares; none issued
  Common stock, par value $.01 per share;
   authorized 2,500,000 shares; issued
   1,454,750 shares; outstanding 913,727 shares
   at September 30, 2003 and 900,779 shares at
   September 30, 2002                                      14,547          14,547
  Paid-in capital                                      23,427,784      23,315,614
  Retained earnings                                     4,524,272       4,401,150
  Unallocated Employee Stock Ownership Plan shares       (213,114)       (301,299)
  Treasury stock (541,023 shares as of
   September 30, 2003 and 553,971 shares
   as of September 30, 2002)                           (9,578,649)     (9,807,890)
  Unearned compensation                                  (340,994)       (477,088)
  Accumulated other comprehensive loss                    (90,467)       (806,301)
                                                      -----------     -----------
      Total stockholders' equity                       17,743,379      16,338,733
                                                      -----------     -----------
      Total liabilities and stockholders' equity      $17,783,113     $16,507,874
                                                      ===========     ===========

                           FALMOUTH BANCORP, INC.
                           ----------------------
                            (Parent Company Only)

                            STATEMENTS OF INCOME
                            --------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------


                                                               2003          2002            2001
                                                               ----          ----            ----

Interest and dividend income:
  Interest on loan to ESOP                                  $  18,914     $   25,307     $    31,701
  Dividends on Co-operative Bank Investment Fund                                 551          30,063
  Dividends from Falmouth Co-Operative Bank                                1,600,000       3,250,000
  Other interest                                                6,645         15,771          16,133
                                                            ---------     ----------     -----------
      Total interest and dividend income                       25,559      1,641,629       3,327,897
                                                            ---------     ----------     -----------
Other income                                                                                      66
                                                            ---------     ----------     -----------
Expenses:
  Legal and professional fees                                 116,730        130,950         109,185
  Securities losses, net                                                                      25,059
  Other expense                                                36,825         41,007          40,347
                                                            ---------     ----------     -----------
      Total expenses                                          153,555        171,957         174,591
                                                            ---------     ----------     -----------
(Loss) income before income tax benefit and equity in
 undistributed net income (loss) of subsidiary               (127,996)     1,469,672       3,153,372
Income tax benefit                                            (43,218)       (44,010)        (17,729)
                                                            ---------     ----------     -----------
(Loss) income before equity in undistributed net income
 (loss) of subsidiary                                         (84,778)     1,513,682       3,171,101
Equity in undistributed net income (loss) of subsidiary,
 Falmouth Co-Operative Bank                                   679,010          2,503      (1,741,340)
                                                            ---------     ----------     -----------
      Net income                                            $ 594,232     $1,516,185     $ 1,429,761
                                                            =========     ==========     ===========

                           FALMOUTH BANCORP, INC.
                           ----------------------
                            (Parent Company Only)

                          STATEMENTS OF CASH FLOWS
                          ------------------------

                Years Ended September 30, 2003, 2002 and 2001
                ---------------------------------------------


                                                                    2003            2002            2001
                                                                    ----            ----            ----

Cash flows from operating activities:
  Net income                                                     $  594,232     $ 1,516,185     $ 1,429,761
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Losses on sales of available-for-sale securities                                                 25,059
    Undistributed net (income) loss of subsidiary                  (679,010)         (2,503)      1,741,340
    Decrease (increase) in prepaid expenses                           1,250          (2,667)            258
    (Increase) decrease in other assets                             (29,879)        (89,344)         11,277
    (Decrease) increase in accrued expenses                         (12,830)          1,530          11,553
                                                                 ----------     -----------     -----------

  Net cash (used in) provided by operating activities              (126,237)      1,423,201       3,219,248
                                                                 ----------     -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                                              572,982
  Increase in due from subsidiary, Falmouth Co-Operative Bank       (39,338)
  Payments received on ESOP loan                                     88,185          88,184          88,185
                                                                 ----------     -----------     -----------

  Net cash provided by investing activities                          48,847          88,184         661,167
                                                                 ----------     -----------     -----------

Cash flows from financing activities:
  (Decrease) increase in due to subsidiary,
   Falmouth Co-Operative Bank                                      (116,577)        116,577
  Proceeds from exercise of stock options                           178,823         211,765          66,460
  Dividends paid                                                   (471,110)       (457,162)       (423,440)
  Purchase of shares for RRP                                                       (477,088)
  Purchases of treasury stock                                                    (1,328,902)     (1,980,119)
                                                                 ----------     -----------     -----------

  Net cash used in financing activities                            (408,864)     (1,934,810)     (2,337,099)
                                                                 ----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents               (486,254)       (423,425)      1,543,316
Cash and cash equivalents at beginning of year                    1,248,899       1,672,324         129,008
                                                                 ----------     -----------     -----------
Cash and cash equivalents at end of year                         $  762,645     $ 1,248,899     $ 1,672,324
                                                                 ==========     ===========     ===========