Form 10QSB/A
period 2003-12-31
FALMOUTH BANCORP INC
filed 2004-04-07
CIK 1027280

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A


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

                                     N/A
            (Former name, former address and former fiscal year,
                        if changed since last Report)

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

                              EXPLANATORY NOTE

We hereby amend Items 1, 2, and 6 of our Form 10-QSB for the quarter ended December 31, 2003 in response to comment letters received from the Securities and Exchange Commission to: (1) revise Exhibits 31.1 and 31.2 in accordance with Item 601 of Regulation S-B, (2) explain the procedure behind our determination of the allowance for loan losses and the reduction in the loan loss ratio, (3) and (4) revise our financial statements to (i) present loans held for sale separately from total loans, (ii) to present advertising expense, printing and stationary expense and postage expense as line items in the statements of income and (iii) revise the statement of cash flows to include loans originated for resale and proceeds from those loans sold in operating activities.

                           INDEX TO FORM 10-QSB/A

                                                                       Page
                                                                       ----

Forward Looking Statements                                               i
PART I.     FINANCIAL INFORMATION                                        1
ITEM 1      FINANCIAL STATEMENTS                                         1
Condensed Consolidated Balance Sheets
  December 31, 2003 And September 30, 2003                               1
Condensed Consolidated Statements Of Income
  Three Months Ended December 31, 2003 And 2002                          2
Condensed Consolidated Statements Of Changes In Stockholders' Equity     3
Three Months Ended December 31, 2003                                     3
Condensed Consolidated Statements Of Cash Flows
  For The Three Months Ended December 31, 2003 And 2002                  4
Notes to Unaudited Consolidated Financial Statements                     5
ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND OPERATING RESULTS                            8
PART II.    OTHER INFORMATION                                           13
ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                            13

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

PART I.     FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------
                  December 31, 2003 and September 30, 2003
                  ----------------------------------------

                                                                December 31,     September 30,
                                                                    2003              2003
                                                                ------------     -------------
                                                                (Unaudited)        (Audited)

ASSETS
------
Cash, due from banks and interest bearing deposits              $  1,527,997     $  3,335,059
Federal funds sold                                                 2,146,192        4,037,306
                                                                ------------     ------------
      Total cash and cash equivalents                              3,674,189        7,372,365
Investments in available-for-sale securities (at fair value)      36,344,767       37,179,799
Investments in held-to-maturity securities (fair values of
 $24,709,897 as of December 31, 2003 and $32,556,554 as of
 September 30, 2003)                                              24,709,980       32,549,241
Federal Home Loan Bank stock, at cost                                878,000          878,000
Loans held-for-sale (fair value of $840,474 at
 September 30, 2003)                                                       -          825,677
Loans, net                                                        87,665,181       82,493,801
Premises and equipment                                             1,992,932        1,911,894
Accrued interest receivable                                        1,395,336        1,333,910
Cooperative Central Bank Reserve Fund Deposit                        395,395          395,395
Other assets                                                       1,053,453        1,178,108
                                                                ------------     ------------
      Total assets                                              $158,109,233     $166,118,190
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------

                Three Months Ended December 31, 2003 and 2002
                ---------------------------------------------
                                 (Unaudited)

                                                               December 31,    December 31,
                                                                   2003            2002
                                                               ------------    ------------

Interest and dividend income:
  Interest and fees on loans                                    $1,252,631      $1,494,869
  Interest and dividends on securities:
    Taxable                                                        285,210         338,112
    Dividends on marketable equity securities                       18,908          20,447
  Other interest                                                    11,525          30,420
                                                                ----------      ----------
    Total interest and dividend income                           1,568,274       1,883,848
                                                                ----------      ----------
Interest expense:
  Interest on deposits                                             429,570         653,351
  Interest on securities sold under agreement to repurchase              -           1,983
  Interest on Federal Home Loan Bank advances                       32,848          62,453
                                                                ----------      ----------
    Total interest expense                                         462,418         717,787
                                                                ----------      ----------
    Net interest and dividend income                             1,105,856       1,166,061
  Provision for loan losses                                              -               -
                                                                ----------      ----------
    Net interest and dividend income after provision for
     loan losses                                                 1,105,856       1,166,061
                                                                ----------      ----------
Other income:
  Service charges on deposit accounts                               60,745          50,365
  Securities gains (losses), net                                    16,802         (76,587)
  Net gains on sales of loans                                       40,432         325,311
  Loan servicing fees                                               15,112           6,600
  Other income                                                      60,524          87,800
                                                                ----------      ----------
    Total other income                                             193,615         393,489
                                                                ----------      ----------
Other expense:
  Salaries and employee benefits                                   565,334         487,679
  Occupancy expense                                                 59,139          40,981
  Equipment expense                                                 52,213          44,824
  Data processing expense                                          129,605          88,705
  Directors' fees                                                   19,365          18,610
  Legal and professional fees                                      151,894          77,795
  Writedowns of mortgage servicing rights                           16,061          53,855
  Advertising expense                                               34,970          23,369
  Printing and stationary expense                                   23,296          18,518
  Postage Expense                                                   18,669          10,184
  Other expenses                                                   131,340          97,062
                                                                ----------      ----------
  Total other expenses                                           1,201,886         961,582
                                                                ----------      ----------
  Income before income taxes                                        97,585         597,968
Income taxes                                                        96,441         222,850
                                                                ----------      ----------
  Net income                                                    $    1,144      $  375,118
                                                                ==========      ==========

  Comprehensive income                                          $  101,944      $  537,687
                                                                ==========      ==========

    Earnings per common share                                   $     0.00      $     0.43
                                                                ==========      ==========
    Earnings per common share, assuming dilution                $     0.00      $     0.41
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

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

            For the Three Months Ended December 31, 2003 and 2002
            -----------------------------------------------------
                                 (Unaudited)

                                                                           December 31,     December 31,
                                                                               2003             2002
                                                                           ------------     ------------

Cash flows from operating activities
  Net income                                                               $     1,144      $    375,118
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Realized (gains) losses on available-for-sale investment
       securities, net                                                         (16,802)           76,587
      Amortization of investment securities, net                               741,049           297,975
      Provision for loan loss                                                        -                 -
      Change in deferred loan costs net of origination fees                     (1,992)          (50,735)
      Decrease in loans held-for-sale                                          825,677           642,000
      Decrease (increase) in mortgage servicing rights                          23,844          (106,726)
      Depreciation and amortization                                             45,106            42,641
      (Increase) decrease in accrued interest receivable                       (61,426)           93,346
      (Increase) decrease in prepaid expenses                                  (72,438)           23,072
      Increase in other assets                                                    (633)          (57,006)
      Recognition and retention plan (RRP)                                      25,387            26,618
      (Decrease) increase  in accrued expenses                                 (81,507)            7,331
      Increase (decrease) in taxes payable                                     183,553          (105,765)
      Increase (decrease) in accrued interest payable                                4               (28)
      Decrease in other liabilities                                            (63,225)         (360,271)
                                                                           -----------      ------------
    Net cash provided by operating activities                                1,547,741           904,157
                                                                           -----------      ------------
Cash flows from investing activities
  Purchases of available-for-sale securities                                (1,988,046)       (6,687,065)
  Proceeds from sales of available-for-sale securities                           7,625            93,941
  Proceeds from maturities of available-for-sale securities                  2,570,084         4,531,090
  Purchases of held-to-maturity securities                                  (2,025,540)      (11,317,034)
  Proceeds from maturities of held-to-maturity securities                    9,477,052         9,566,052
  Loan originations and principal collections, net                          (5,169,588)        9,618,362
  Recoveries of previously charged off loans                                       200                 -
  Capital expenditures                                                        (126,144)          (17,331)
                                                                           -----------      ------------
    Net cash provided by investing activities                                2,745,643         5,788,015
                                                                           -----------      ------------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits, NOW and savings accounts      (4,835,357)          627,582
  Net decrease in time deposits                                             (3,120,295)       (2,203,342)
  Net increase in securities sold under agreements to repurchase                     -           110,589
  Repayments of Federal Home Loan Bank long-term advances                      (24,815)          (23,400)
  Net change in Federal Home Loan Bank short-term advances                       4,000                 -
  Redemption of preferred shares relative to minority interests                      -            (2,000)
  Proceeds from exercise of stock options                                       40,125            27,611
  Employee Stock Ownership Plan                                                 41,664            32,720
  Unallocated ESOP shares released                                              22,046            22,047
  Dividends paid                                                              (118,928)         (117,179)
                                                                           -----------      ------------
    Net cash used in financing activities                                   (7,991,560)       (1,525,372)
                                                                           -----------      ------------

(Decrease) increase in cash and cash equivalents                            (3,698,176)        5,166,800
Cash and cash equivalents at beginning of period                             7,372,365         7,422,584
                                                                           -----------      ------------
Cash and cash equivalents at end of period                                 $ 3,674,189      $ 12,589,384
                                                                           ===========      ============

Supplemental disclosures
  Interest paid                                                            $   462,414      $    717,815
  Income taxes paid                                                             87,112           328,615

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

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2003 Annual Report which is an exhibit to Form 10-KSB/A. The Form 10-KSB for the fiscal year ended September 30, 2003 was amended to segregate loans held-for sale from loans held in portfolio. This 10-QSB/A includes an additional line in the balance sheet to show the loans that are held-for-sale. Also GAAP requires that the origination and sale of loans classified as held-for-sale be reported in the operating activities section of the statement of cash flows. Previously the effects of the origination and sale of loans were presented in the investing activities section as a component of the line item "Loan originations and principal collections, net."

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

      In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
 SFAS No. 150 requires that certain financial instruments classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have any material effect on the Company's consolidated financial statements.

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

                                                     Three months ended
                                                        December 31,
                                                   ----------------------
                                                     2003          2002
                                                   ----------------------

Net income                                         $ 1,144      $ 375,118
Stock based compensation expense
 determined under fair value method,
 net of tax benefit                                 (4,799)        (4,799)
                                                                ---------
Pro forma net income (loss)                        $(3,655)     $ 370,319
                                                                =========

Earnings (loss) per share:
Basic as reported                                  $  0.00      $    0.43
                                                   =======      =========
Basic - pro forma                                  $  0.00      $    0.43
                                                   =======      =========

Diluted as reported                                $  0.00      $    0.41
                                                   =======      =========
Diluted - pro forma                                $  0.00      $    0.40
                                                   =======      =========

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OPERATING RESULTS

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

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2003, included in our Form 10-KSB/A, which was filed with the Securities and Exchange Commission on February 13, 2004, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed by the Audit Committee and the Company's Board of Directors.

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

      Borrowed funds from the Federal Home Loan Bank of Boston decreased $21,000 from $2.6 million at September 30, 2003 to $2.6 million at December 31, 2003. The decrease was the result of normal amortization of long term borrowings combined with a short-term advance of $4,000 that was the result of normal cash management operations with FHLB.

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

      Interest and Dividend Income. Total interest and dividend income for the three months ended December 31, 2003 was $1.6 million, a decrease of $316,000, as compared to $1.9 million for the three month period ended December 31, 2002. The decrease was attributable to a decrease in interest and fees on loans of $242,000, which was the result of continuing historically low interest rates, and a decrease in loans held for investment, and a decrease in interest on debt securities, dividends on equity securities and other interest of $74,000.

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

      Provision for Loan Losses. Although net loans increased by $4.3 million for the three months ended December 31, 2003, primarily in 1-4 family residential loans, the Company made no additional provision to its allowance for loan losses during the quarter ended December 31, 2003, because management believed the provision to be adequate. Although the provision was deemed adequate based on the Company's delinquency and loan loss record, management believes that additional provisions may be added during the quarter ending March 31, 2004 as the loan portfolio is expected to expand slightly during the period. The expected expansion in the loan portfolio is the result of the Company's intent to place additional loans in portfolio and sell fewer 1-4 family residential loans in the secondary market.

      The Company's allowance for loan loss was 0.86% of total loans at December 31, 2003 as compared to 0.91% at September 30, 2003. On December 31, 2003 the Company had no loans 60 or more days delinquent, no small commercial loans overdue and no non-performing loans.

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

      Other Income. Other income for the three-month period ended December 31, 2003 was $194,000, as compared to $393,000 for the three months ended December 31, 2002. The $199,000 decrease was primarily the result of an increase in service charge income of $10,000, an increase in net gains on sales of investment securities of $93,000, and an increase in loan servicing fee income of $9,000. This was offset, in part, by a decrease in gains on sales of mortgage loans of $285,000 and a decrease in other income of $27,000.

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

Off Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

PART II.    OTHER INFORMATION

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 3.2, Amended and Restated Bylaws of Falmouth Bancorp, Inc.
      Exhibit 31.1, Certification of Chief Executive Officer Furnished Pursuant to Section 302 of the Sarbanes-Oxley Act.
      Exhibit 31.2, Certification of Chief Financial Officer Furnished Pursuant to Section 302 of the Sarbanes-Oxley Act.
      Exhibit 32.1, Statement of Chief Executive Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act.
      Exhibit 32.2, Statement of Chief Financial Officer Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

                           FALMOUTH BANCORP, INC.
                                (REGISTRANT)

Date: April 5, 2004                    By:  / s/ Santo P. Pasqualucci
                                            -------------------------------
                                            Santo P. Pasqualucci
                                            President and Chief Executive
                                            Officer


Date: April 5, 2004                    By:  /s/ George E. Young, III
                                            -------------------------------
                                            George E. Young, III
                                            Senior Vice President and Chief
                                            Financial Officer