Form 10QSB
period 2004-03-31
FALMOUTH BANCORP INC
filed 2004-05-17
CIK 1027280

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB

                                 (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

                                     OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                       Commission file number 01-13465

                           Falmouth Bancorp, Inc.
           (Exact name of registrant as specified in its charter)

           Delaware                                         04-3337685
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                   20 Davis Straits, Falmouth, MA.  02540
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date

                                                           Outstanding at
            Class                                          April 30, 2004
            -----                                          --------------
Common Stock, Par Value $.01                                  917,227

               Transitional small business disclosure format:
                           Yes   [ ]      No   [X]

                           FALMOUTH BANCORP, INC.
                              AND SUBSIDIARIES
                            INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION                                     Page

Item 1      Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2004 (unaudited) and September 30, 2003           1

            Condensed Consolidated Statements of Income
            For Three and Six Months Ended March 31, 2004
            and 2003 (unaudited)                                      2-3

            Condensed Consolidated Statements of Changes in
            Stockholders' Equity For Six Months Ended
            March 31, 2004 and 2003 (unaudited)                         4

            Condensed Consolidated Statements of Cash Flows
            For Six Months Ended March 31, 2004 and 2003
            (unaudited)                                               5-6

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                               7-10

Item 2      Management's Discussion and Analysis of Financial
            Condition and Operating Results                         11-19

Item 3      Controls and Procedures                                    20

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                          21

Item 2.     Changes in Securities and Small Business Issuer
            Purchases of Equity Securities                             21

Item 3.     Defaults Upon Senior Securities                            21

Item 4.     Submission of Matters to a Vote of Security Holders        21

Item 5.     Other Information                                          22

Item 6.     Exhibits and Reports on Form 8-K                           22

            Signatures                                                 23

            Certifications

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

Part I. Item I.
                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                    March 31, 2004 and September 30, 2003
                    -------------------------------------


                                                                      March 31,       September 30,
                                                                         2004              2003
                                                                      ---------       -------------
                                                                     (Unaudited)        (Audited)

ASSETS
------
Cash, due from banks, and interest bearing deposits                  $  4,842,252     $  3,335,059
Federal funds sold                                                      3,066,370        4,037,306
                                                                     ------------     ------------
      Total cash and cash equivalents                                   7,908,622        7,372,365
Investments in available-for-sale securities (at fair value)           28,582,974       37,179,799
Investments in held-to-maturity securities (fair values of
 $26,318,113 as of March 31, 2004 and $32,556,554 as of
 September 30, 2003)                                                   26,295,422       32,549,241
Federal Home Loan Bank stock, at cost                                     878,000          878,000
Loans held-for-sale, fair value $840,474 as of September 30, 2003               -          825,677
Loans, net of allowance for loan losses of $820,877 as of
 March 31, 2004 and $760,552 as of September 30, 2003                  90,348,915       82,493,801
Premises and equipment                                                  2,254,605        1,911,894
Accrued interest receivable                                             1,119,426        1,333,910
Cooperative Central Bank Reserve Fund Deposit                             395,395          395,395
Other assets                                                              974,246        1,178,108
                                                                     ------------     ------------
      Total Assets                                                   $158,757,605     $166,118,190
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Non-interest bearing                                               $ 20,651,173     $ 20,425,557
  Interest-bearing                                                    117,979,017      125,109,413
                                                                     ------------     ------------
      Total deposits                                                  138,630,190      145,534,970
Federal Home Loan Bank advances                                         2,532,982        2,582,885
Other liabilities                                                         146,012          256,956
                                                                     ------------     ------------
      Total Liabilities                                               141,309,184      148,374,811
                                                                     ------------     ------------

Stockholders' equity:
  Preferred stock, par value $.01 per share, authorized
   500,000 shares; none issued
  Common stock, par value $.01 per share, authorized
   2,500,000 shares; issued 1,454,750 shares                               14,547           14,547
  Paid-in capital                                                      14,113,728       14,093,713
  Retained earnings                                                    13,237,078       13,858,343
  Unallocated Employee Stock Ownership Plan shares                       (169,021)        (213,114)
  Treasury stock (537,523 shares as of March 31, 2004;
   541,023 shares as of September 30, 2003)                            (9,516,683)      (9,578,649)
  Unearned compensation                                                  (227,072)        (340,994)
  Accumulated other comprehensive loss                                     (4,156)         (90,467)
                                                                     ------------     ------------
      Total stockholders' equity                                       17,448,421       17,743,379
                                                                     ------------     ------------
      Total liabilities and stockholders' equity                     $158,757,605     $166,118,190
                                                                     ============     ============

The accompanying notes are any integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                                 -------------------------     -------------------------
                                                  March 31,      March 31,      March 31,      March 31,
                                                    2004           2003           2004           2003
                                                  ---------      ---------      ---------      ---------

Interest and dividend income:
  Interest and fees on loans                     $1,287,633     $1,321,836     $2,540,264     $2,816,705
  Interest and dividends on securities:
    Taxable                                         180,054        311,522        465,264        649,634
    Dividends on marketable equity securities        16,053         20,843         34,961         41,290
  Dividends on Cooperative Bank Investment
   and Liquidity Funds                                    -              -              -              -
  Other interest                                      5,111         33,501         16,636         63,921
                                                 ----------     ----------     ----------     ----------
      Total interest and dividend income          1,488,851      1,687,702      3,057,125      3,571,550
                                                 ----------     ----------     ----------     ----------
Interest expense:
  Interest on deposits                              394,853        561,113        824,423      1,214,464
  Interest on securities sold under agreement
   to repurchase                                          -          3,226              -          5,209
  Interest on Federal Home Loan Bank advances        32,848         61,644         65,696        124,097
                                                 ----------     ----------     ----------     ----------
      Total interest expense                        427,701        625,983        890,119      1,343,770
                                                 ----------     ----------     ----------     ----------
      Net interest and dividend income            1,061,150      1,061,719      2,167,006      2,227,780
  Provision for loan losses                          60,000              -         60,000              -
                                                 ----------     ----------     ----------     ----------
      Net interest income after provision
       for loan losses                            1,001,150      1,061,719      2,107,006      2,227,780
                                                 ----------     ----------     ----------     ----------
Other income:
  Service charges on deposit accounts                50,178         43,279        110,923         93,644
  Securities gains (losses), net                     51,393       (378,905)        68,195       (455,492)
  Net gains on sales of loans                        19,202        286,462         59,634        611,773
  Loan servicing fees                                14,745          7,774         29,857         14,374
  Other income                                       53,609         59,644        114,133        147,444
                                                 ----------     ----------     ----------     ----------
      Total other income                            189,127         18,254        382,742        411,743
                                                 ----------     ----------     ----------     ----------
Other expense:
  Salaries and employee benefits                    598,085        506,807      1,163,419        994,486
  Occupancy expense                                  70,808         44,433        129,947         85,414
  Equipment expense                                  45,828         44,869         98,041         89,693
  Data processing expense                           121,321        109,053        250,926        197,758
  Directors' fees                                    47,840         18,675         67,205         37,285
  Legal and professional fees                       461,974         56,868        613,868        134,663
  Interest on income taxes claimed by the
   Commonwealth of Massachusetts                          -         49,281              -         49,281
  Advertising expense                                18,387         16,052         53,357         39,421
  Printing and stationary expense                    23,767         14,831         47,063         33,349
  Postage and express expense                        15,926         16,657         34,595         26,841
  Write-downs of mortgage servicing assets           10,070         62,285         26,131        116,140
  Other expenses                                     94,350         96,301        225,690        193,363
                                                 ----------     ----------     ----------     ----------
      Total other expenses                        1,508,356      1,036,112      2,710,242      1,997,694
                                                 ----------     ----------     ----------     ----------
      Income (loss) before income taxes            (318,079)        43,861       (220,494)       641,829
  Income taxes                                       66,163        615,387        162,604        838,237
                                                 ----------     ----------     ----------     ----------
      Net loss                                   $ (384,242)    $ (571,526)    $ (383,098)    $ (196,408)
                                                 =======================================================

      Comprehensive income (loss)                $ (398,731)    $ (174,494)    $ (296,787)    $  363,193
                                                 =======================================================

The accompanying notes are any integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 -------------------------------------------
                                 (Continued)

                                 (unaudited)


                                  Three Months Ended          Six Months Ended
                                -----------------------    ----------------------
                                March 31,     March 31,    March 31,    March 31,
                                  2004          2003         2004         2003
                                ---------     ---------    ---------    ---------

Loss per common share, basic
 and assuming dilution           $(0.43)      $(0.66)       $(0.43)      $(0.23)
                                 ======       ======        ======       ======

The accompanying notes are any integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    --------------------------------------------------------------------

                       Six Months Ended March 31, 2004
                       -------------------------------
                                 (unaudited)


                                                                  Unallocated                              Accumulated
                                                                   Employee                                   Other
                                                                     Stock                                   Compre-
                                                                   Ownership                                 hensive
                                Common    Paid-In      Retained      Plan        Treasury      Unearned      Income
                                Stock     Capital      Earnings     Shares        Stock      Compensation    (Loss)       Total
                                ------    -------      --------   -----------    --------    ------------  -----------    ------

Balance, September 30, 2003    $14,547  $14,093,713  $13,858,343   $(213,114)  $(9,578,649)   $(340,994)   $ (90,467)  $17,743,379
Employee Stock Ownership Plan                98,334                                                                         98,334
ESOP shares released                                                  44,093                                                44,093
Recognition and retention plan               50,757                                                                         50,757
Distribution of RRP shares                 (113,922)                                            113,922                          -
Exercise of stock options and
 related tax benefit                        (15,154)                                61,966                                  46,812
Dividends declared ($.26
 per share)                                             (238,167)                                                         (238,167)
Comprehensive loss:
  Net loss                                              (383,098)
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                        86,311
    Comprehensive loss                                                                                                    (296,787)
                               -------  -----------  -----------   ---------   -----------    ---------    ---------   -----------
Balance, March 31, 2004        $14,547  $14,113,728  $13,237,078   $(169,021)  $(9,516,683)   $(227,072)   $  (4,156)  $17,448,421
                               =======  ===========  ===========   =========   ===========    =========    =========   ===========

                       Six Months Ended March 31, 2003
                       -------------------------------
                                 (unaudited)


                                                                  Unallocated                              Accumulated
                                                                   Employee                                   Other
                                                                     Stock                                   Compre-
                                                                   Ownership                                 hensive
                                Common    Paid-In      Retained      Plan        Treasury      Unearned      Income
                                Stock     Capital      Earnings     Shares        Stock      Compensation    (Loss)       Total
                                ------    -------      --------   -----------    --------    ------------  -----------    ------

Balance, September 30, 2002    $14,547  $13,981,543  $13,735,221   $(301,299)  $(9,807,890)   $(477,088)   $(806,301)  $16,338,733
Employee Stock Ownership Plan                65,751                                                                         65,751
ESOP shares released                                                  44,093                                                44,093
Recognition and retention plan               68,009                                                                         68,009
Distribution of RRP shares                 (136,094)                                            136,094                          -
Exercise of stock options and
 related tax benefit                         (6,750)                                42,385                                   35,635
Dividends declared ($.26
 per share)                                             (234,592)                                                          (234,592)
Comprehensive income:
  Net loss                                              (196,408)
  Net change in unrealized
   holding gain on available-
   for-sale securities                                                                                       559,601
    Comprehensive income                                                                                                   363,193
                               -------  -----------  -----------   ---------   -----------    ---------    ---------   -----------
Balance, March 31, 2003        $14,547  $13,972,459  $13,304,221   $(257,206)  $(9,765,505)   $(340,994)   $(246,700)  $16,680,822
                               =======  ===========  ===========   =========   ===========    =========    =========   ===========

The accompanying notes are any integral part of these condensed consolidated financial statements.

                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

               For the Six Months Ended March 31, 2004 and 2003
               ------------------------------------------------


                                                                               2004            2003
                                                                               ----            ----
                                                                           (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net loss                                                                $  (383,098)    $  (196,408)
    Adjustments to reconcile net loss to net cash
     Provided by operating activities:
      Securities (gains) losses, net                                          (68,195)        455,492
      Amortization of investment securities, net                            1,301,224         641,850
      Provision for loan losses                                                60,000               -
      Change in deferred loan costs, net of origination fees                   17,947         (69,530)
      Decrease (increase) in loans held-for-sale                              825,677        (119,000)
      Depreciation and amortization                                            96,072          84,300
      Decrease in accrued interest receivable                                 214,484          23,684
      (Increase) decrease in prepaid expenses                                (102,656)          8,494
      Decrease (increase) in mortgage servicing rights                         50,683        (166,354)
      Increase in other assets                                                   (152)        (54,814)
      Recognition and retention plan (RRP)                                     50,757          68,009
      Decrease in accrued expenses                                            (47,996)        (59,544)
      Decrease in taxes receivable                                            249,716         518,447
      Increase (decrease) in accrued interest payable                              13             (25)
      Decrease in other liabilities                                           (62,961)       (205,525)
                                                                          -----------     -----------
  Net cash provided by operating activities                                 2,201,515         929,076
                                                                          -----------     -----------
Cash flows from investing activities
  Purchases of available-for-sale securities                               (5,006,934)    (14,804,935)
  Proceeds from sales of available-for-sale securities                      1,762,125         660,788
  Proceeds from maturities of available-for-sale securities                11,320,074      12,159,847
  Purchases of held-to-maturity securities                                (10,245,863)    (19,111,631)
  Proceeds from maturities of held-to-maturity securities                  15,880,795      16,291,371
  Loan originations and principal collections, net                         (7,933,386)     13,332,048
  Recoveries of previously charged off loans                                      325               -
  Capital expenditures                                                       (438,783)        (19,591)
                                                                          -----------     -----------
    Net cash provided by investing activities                               5,338,353       8,507,897
                                                                          -----------     -----------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits, NOW and savings accounts     (4,754,484)      4,381,404
  Net decrease in time deposits                                            (2,150,296)     (2,368,560)
  Net increase in securities sold under agreements to repurchase                    -         249,816
  Repayments of Federal Home Loan Bank long-term advances                     (49,903)        (47,031)
  Net change in Federal Home Loan Bank short-term advances                          -         144,000
  Redemption of preferred shares relative to minority interests                     -          (3,000)
  Proceeds from exercise of stock options                                      46,812          35,635
  Dividends paid                                                             (238,167)       (234,592)
  Employee Stock Ownership Plan                                                98,334          65,751
  Unallocated ESOP shares released                                             44,093          44,093
                                                                          -----------     -----------
      Net cash (used in) provided by financing activities                  (7,003,611)      2,267,516
                                                                          -----------     -----------

The accompanying notes are any integral part of these condensed consolidated financial statements.




                   FALMOUTH BANCORP, INC. AND SUBSIDIARIES
                   ---------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -----------------------------------------------

              For the Six Months Ended March 31, 2004 and 2003
                                 (Continued)


                                                                               2004            2003
                                                                               ----            ----
                                                                           (Unaudited)     (Unaudited)

Decrease in cash and cash equivalents                                         536,257      11,704,489
Cash and cash equivalents at beginning of period                            7,372,365       7,422,584
                                                                          -----------     -----------
Cash and cash equivalents at end of period                                $ 7,908,622     $19,127,073
                                                                          ===========     ===========

Supplemental disclosures:

  Interest paid                                                           $   890,106     $ 1,343,795
  Income taxes (received) paid                                                (87,112)        319,790

The accompanying notes are any integral part of these condensed consolidated financial statements.

                           FALMOUTH BANCORP, INC.
                           ----------------------
                              AND SUBSIDIARIES
                              ----------------

       Notes to Unaudited Condensed Consolidated Financial Statements

      Note 1 - Basis of Presentation

      The condensed consolidated financial statements of Falmouth Bancorp, Inc. (the "Company") and its subsidiaries presented herein are unaudited and should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2003. The results of operations for the six-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. All material intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of results for the interim periods. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the USA (GAAP).

      Note 2 - Accounting Policies

      The accounting and reporting policies of the Company conform to GAAP and prevailing practices within the banking industry. The interim financial information should be read in conjunction with the Company's 2003 Annual Report which is an exhibit to Form 10-KSB/A. The Form 10-KSB for the fiscal year ended September 30, 2003 was amended to segregate loans held-for sale from loans held in portfolio. This 10-QSB includes an additional line in the balance sheet to show the loans that are held-for-sale. Also GAAP requires that the origination and sale of loans classified as held-for-sale be reported in the operating activities section of the statement of cash flows. Previously, the effects of the origination and sale of loans were presented in the investing activities section as a component of the line item "Loan originations and principal collections, net."

      Management is required to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ significantly from those estimates.

      Note 3 - Impact of New Accounting Standards

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement did not have a material impact on the Company's consolidated financial statements.

      In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), an Amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9. SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9 "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method" provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147.
In addition, SFAS No. 147 amends SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

      Paragraph 5 of SFAS No. 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee;
(b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.

      The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions and disclosure provisions are required for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and currently uses the intrinsic value method of accounting for stock options.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In

December 2003, the FASB revised Interpretation No. 46, also referred to as Interpretation 46 (R) ("FIN 46(R)"). The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company is required to apply FIN 46, as revised, to all entities subject to it no later than the end of the first reporting period ending after March 15, 2004. However, prior to the required application of FIN 46, as revised, the Company shall apply FIN 46 or FIN 46 (R) to those entities that are considered to be special-purpose entities as of the end of the first fiscal year or interim period ending after December 15, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement (a) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (b) clarifies when a derivative contains a financing component, (c) amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (d) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. There was no substantial impact on the Company's consolidated financial statements on adoption of this Statement.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments that were previously classified as equity must be classified as a liability. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any material effect on the Company's consolidated financial statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS No. 87, SFAS No. 88 and SFAS No. 106" ("SFAS No. 132 (revised 2003)"). This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

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


                                                                 3 months ended              6 months ended
                                                                   March 31,                   March 31,
                                                            -----------------------     -----------------------
                                                               2004          2003          2004          2003
                                                               ----          ----          ----          ----

Net loss as reported                                        $(384,242)    $(571,526)    $(383,098)    $(196,408)
Stock based compensation expense
 determined under fair value method, net of tax benefit        (4,746)       (5,303)       (9,545)       (9,996)
                                                            ---------     ---------     ---------     ---------
Pro forma net loss                                          $(388,988)    $(576,829)    $(392,643)    $(206,404)
                                                            =========     =========     =========     =========

Loss per share: basic and diluted
Reported                                                    $   (0.43)    $   (0.66)    $   (0.43)    $   (0.23)
                                                            =========     =========     =========     =========
Pro forma                                                   $   (0.43)    $   (0.66)    $   (0.44)    $   (0.24)
                                                            =========     =========     =========     =========

Average shares outstanding at end of period, basic
 and diluted                                                  895,023       872,249       893,930       871,445

      Note 5 - Dividends

      On February 17, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of common stock, which was paid on March 23, 2004 to stockholders of record at the close of business on March 9, 2004.

      Note 6 - Recent Developments

      During the quarter ended March 31, 2004, the Company released 500 shares due to exercised employee stock options. At March 31, 2004, the Company had 537,523 treasury shares.

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

Part I. Item 2.
                         Management's Discussion and
            Analysis of Financial Condition and Operating Results

General

      Falmouth Bancorp, Inc. (the "Company" or "Bancorp"), a Delaware corporation, is the holding company for Falmouth Bank (the "Bank" or "Falmouth"), a Massachusetts chartered stock co-operative bank. At March 31, 2004, there were 917,227 shares of the common stock of the Company outstanding. The Company's stock trades on the American Stock Exchange under the symbol "FCB".

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

      The Company had average shares outstanding of 895,023 for the three months ended March 31, 2004, as compared to 872,249 average shares outstanding for the three months ended March 31, 2003.

Critical Accounting Policies

      The Notes to our Audited Consolidated Financial Statements for the year ended September 30, 2003, included in our Form 10-KSB/A, which was filed with the Securities and Exchange Commission on February 13, 2004, contain a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, the valuation of mortgage servicing rights and asset impairment judgments, and other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed by the Audit Committee and the Company's Board of Directors.

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

      LOANS:

      Loans receivable that management has the intent and ability to hold until maturity or payoff, are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees, costs on originated loans or unamortized premiums or discounts on purchased loans. Interest on loans is recognized on a simple interest basis. Loan origination, commitment fees and certain direct origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans. Residential real estate loans are generally placed on nonaccrual status when reaching 90 days past due or in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months. Cash receipts of interest income on impaired loans is credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate.

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

      FAIR VALUES OF FINANCIAL INSTRUMENTS:

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. The Company reports estimated fair value for this purpose on an annual basis in its Form 10-KSB.

      MORTGAGE SERVICING RIGHTS:

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

      No valuation allowance for the carrying amount of mortgage servicing rights at March 31, 2004 and 2003 was recorded because management estimates that there is no impairment in the carrying amount of those rights.

Comparison of Financial Condition at March 31, 2004 and September 30, 2003.

      The Company's total assets decreased by $7.3 million or 4.39% for the six months ended March 31, 2004, from $166.1 million at September 30, 2003 to $158.8 million at March 31, 2004, primarily due to decreases in investment securities. Investment securities decreased $14.8 million or 21.0% due, in part, to meeting deposit withdrawals and funding loans held for portfolio. The decrease in investment securities was partially offset by a $7.0 million increase in net loans. Total net loans, including loans held-for-sale, were $90.3 million or 65.2% of total deposits at March 31, 2004, as compared to $83.3 million or 57.3% of total deposits at September 30, 2003. This increase was due, in part, to management's decision to selectively retain 15 year 1-4 family mortgages and adjustable rate mortgages originated by the Bank and a decrease in loans paid off and refinanced. Investment securities were $55.8 million or 35.1% of total assets at March 31, 2004, as compared to $70.6 million or 42.5% of total assets at September 30, 2003. Total deposits decreased $6.9 million or 4.74%, from $145.5 million at September 30, 2003 to $138.6 million at March 31, 2004. This decrease was due, in part, to historically low rates offered on deposit accounts coupled with the recovery of the equities market which made equities an attractive investment alternative to bank deposits. The Bank does not believe that the pending acquisition of the Company by Independent Bank Corp., a Massachusetts Corporation, has had a significant effect on its deposit activity.

      Borrowed funds from the Federal Home Loan Bank of Boston ("FHLB") decreased from $2.58 million at September 30, 2003 to $2.53 million at March 31, 2004. The decrease of $50,000 was the result of regularly scheduled amortization. The Bank maintains a $1.9 million line of credit with the FHLB for short term cash management. The most recent FHLB Qualified Collateral Report shows that the Bank has unused borrowing capacity of $27.0 million with the FHLB.

      Stockholders' equity was $17.4 million at March 31, 2004, as compared to $17.7 million at September 30, 2003, a decrease of $295,000. This change was primarily the result of a net loss and dividends paid to stockholders which reduced retained earnings by $621,000, a decrease in accumulated other comprehensive loss of $86,000 due to a decrease in unrealized losses on available for sale investments, scheduled discharge of liabilities on stock-based employee benefit plans of $193,000 (ESOP and RRP), and the exercise of stock options, net of tax benefits, of $47,000. The ratio of stockholders' equity to total assets was 10.99% at March 31, 2004, and the book value per share of common stock was $19.02, compared to 10.68% and $19.43, respectively, at September 30, 2003.

      The ratio of the allowance for loan losses to total loans was .90% at March 31, 2004. Management believes the allowance is adequate based upon, among other things, past loss experience, prevailing economic conditions, and the level of credit risk in the loan portfolio. However, the Bank may periodically provide additional provisions as deemed necessary to maintain a sufficient allowance for the loan loss to total loan ratio.

      Three Months Ended March 31, 2004 and 2003

      Net Loss. The Company's net loss for the three months ended March 31, 2004 was $384,000, as compared to a net loss of $572,000 for the three months ended March 31, 2003. The decrease in net loss of $188,000 was primarily the result of an increase in other income of $171,000 and a decrease in income taxes of $549,000, off set, in part, by an increase in other expenses of $472,000. There was also a $60,000 increase in the provision for loan losses to reflect the growth of the loan portfolio.

      Interest Expense. Total interest expense for the three months ended March 31, 2004 was $428,000, as compared to $626,000 for the same period of the prior year, a decrease of $198,000. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period.

      Net Interest and Dividend Income. Net interest and dividend income was $1.061 million for the three-month period ended March 31, 2004 as compared to $1.062 million for the three months ended March 31, 2003. The decrease was the result of a $199,000 decrease in interest and dividend income, offset in part by a $198,000 decrease in interest expense. Interest and dividend income decreased primarily as the result of low interest rates on loans and other investments. The decrease in interest expense was primarily due to a reduction in the general level of interest rates coupled with a decrease in total deposits. The net interest margin for the three months ended March 31, 2004 was 2.82%, a decrease of 3 basis points, as compared to 2.85% for the three months ended March 31, 2003. The decrease in net interest margin was primarily the result of a decrease in the yield on earning assets.

      Provision for Loan Losses. The Bank made a provision of $60,000 to its allowance for loan losses during the quarter ended March 31, 2004, as compared to no provision for the quarter ended March 31, 2003. Management has decided to retain 1-4 family residential fixed rate mortgages with scheduled amortization periods of 15 years or less and this has increased the amount of loans held in portfolio as compared to the same period of the previous year. Management believes that, although the provision is deemed adequate based on its delinquency and loan loss record, additional provisions may be added from time to time as the loan portfolio expands by loan type and volume, including expansion in the commercial loan portfolio. The Bank reviews the general and specific reserves allocated to each loan type, both on and off the balance sheet. This review procedure allows management to look at the growth and risk of each loan type. If necessary, additional reserves can be allocated where loss exposure appears to have risen. Where commercial loans traditionally have a greater degree of loss exposure, the amount of the allowance may be greater than that of traditional 1-4 family mortgage loans of the same amount. If losses appear imminent within a loan type or in general, allowances could be increased. The Bank's Asset/Liability Committee routinely reviews the risk weighting applied to each type of loan. During the period ended March 31, 2004, the Bank, through analysis and the recommendation of its Asset/Liability Committee changed the percentage of reserves on its commercial real estate loans from 2.00% to 1.50%. This reduction was recommended due to the low loan to value ratios of these loans, its historically low delinquency record and its low historical loss record. As of March 31, 2004, the Bank had no non-performing loans.

      Other Income. Total other income for the three-month period ended March 31, 2004 was $189,000, as compared to $18,000 for the three months ended March 31, 2003. The $171,000 increase was primarily the result of a decrease in realized losses on investment securities of $430,000 caused by the combination of a $51,000 realized gain in the three month period ended March 31, 2004 and a $379,000 loss in the three month period ended March 31, 2003. The change is attributable to the recent recovery of the stock market in general. The increase was offset in part by a decrease in net gains on mortgages sold of $267,000 caused by a decrease in refinancing activity.

      Other Expenses. Total other expenses for the three months ended March 31, 2004 were $1.5 million, as compared to $1.0 million for the three months ended March 31, 2003. The $500,000 increase was primarily due to the combination of an increase in salaries and employee benefits of $91,000, an increase in occupancy expense of $26,000, an increase in data processing expense of $12,000, an increase in Directors' fees of $29,000, and an increase in legal and professional costs of $405,000. This increase was offset in part by a decrease in interest on State income taxes of $49,000 following the settlement of a tax claim with the Commonwealth of Massachusetts in connection with the Company's real estate investment trust subsidiary and a decrease in writedowns of mortgage servicing rights of $52,000 due to fewer mortgage loan prepayments. The increase in operating expenses was primarily the result of additional legal, professional and accounting fees, and directors' fees associated with the proposed acquisition of the Company by Independent Bank Corp. and the additional costs of operating the de novo Bourne, Massachusetts branch which opened in November of 2003. The annualized ratio of operating expenses to average total assets for the three months ended March 31, 2004 was 3.82% as compared to

2.60% for the three-month period ended March 31, 2003, an increase of 122 basis points.

Six months Ended March 31, 2004 and 2003

      Net Loss. The Company's net loss for the six months ended March 31, 2004 was $383,000 as compared to a net loss of $196,000 for the six months ended March 31, 2003. This increase was primarily due to a $712,000 increase in operating expenses, partially offset by a decrease in income taxes of $675,000, a decrease in net interest income after provision for loan loss of $121,000 and a decrease in total other income of $29,000. The decrease in income tax expense was primarily due to the State tax liability recognized during March 2003 due to a change in Massachusetts tax law. As discussed further below, the increase in expenses was primarily the result of costs associated with the proposed acquisition of the Company.

      Interest and Dividend Income. Total interest and dividend income for the six months ended March 31, 2004 was $3.1 million, a decrease of $500,000 as compared to $3.6 million for the six-month period ended March 31, 2003. The decrease in interest and dividend income is attributable to lower interest rates on loans and other investments. Loans held for investment have increased from 61.2% of total deposits at March 31, 2003 to 65.2% at March 31, 2004. Although the investment portfolio grew $3.9 million from $51.9 million at March 31, 2003 to $55.8 million at March 31, 2004, interest and dividends on securities and other interest income decreased $238,000 due to the decrease in interest rates generally and the Bank's strategy of investing in short term, lower yielding securities in anticipation of rising interest rates. Although management believes it is well positioned for a rising rate scenario, profitability will continue to be under pressure due to the compression of the net interest margin during the transition to a rising rate environment.

      Interest Expense. Interest expense for the six months ended March 31, 2004 was $890,000, including $66,000 in interest on FHLB advances, a decrease of $454,000 from $1.3 million for the six months ended March 31, 2003. This was the result of decreased FHLB borrowings as well as a reduction in interest rates paid on deposits during the period. There was a $390,000 decrease in interest on deposits and a $64,000 decrease in interest on borrowed funds and securities sold under agreement to repurchase.

      Net Interest and Dividend Income. Net interest and dividend income for the six-month period ended March 31, 2004 was $2.167 million as compared to $2.228 million for the six months ended March 31, 2003. The net interest margin (NIM) for the six months ended March 31, 2004 was 2.84%, a decrease of 16 basis points as compared to 3.00% for the six months ended March 31, 2003. The decrease in the NIM was primarily due to the decrease in interest and fees on loans, the decline in yield on debt securities held for investment, and the low interest rate environment generally.

      Provision for Loan Losses. The Bank made a $60,000 allocation to its allowance for loan losses account for the six months ended March 31, 2004 compared to no provision made for the six months period ended March 31, 2003. The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to income and by recoveries on loans previously charged off, and reduced by benefits for loan losses credited to income and charge-offs. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment and is determined based on management's ongoing evaluation. Although the provision was deemed adequate based on the Company's delinquency and loan loss record, management believes that additional provisions may be added during the quarter ending June 30, 2004 as the loan portfolio is expected to expand slightly during the period. The expected expansion in the loan portfolio is the result of the Company's intent to place additional loans in portfolio and sell fewer 1-4 family residential loans in the secondary market.

      The Company's allowance for loan losses was 0.90% of total loans at March 31, 2004 as compared to 0.91% at September 30, 2003. On March 31, 2004 the Company had two consumer loans totaling $1,000 that were 60 or more days delinquent, no small commercial loans overdue and no non-performing loans.

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

      The Company maintains an allowance for loan losses at a level which it believes is sufficient to cover potential charge-offs of loans deemed to be uncollectible based on continuous review of a variety of factors. These factors consist of the character and size of the loan portfolio, business and economic conditions, loan growth, charge-off experience, delinquency trends, non-performing loan trends and other asset quality factors. The primary means of adjusting the level of this allowance is through provisions (benefits) for loan losses, which are established and charged (credited) to income on a quarterly basis. Although the Company uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary because its estimates of the potential losses in the loan portfolio are susceptible to change as a result of changes in the factors noted above. Any such increase would adversely affect our results of operations.

      For the commercial business loan and commercial real estate loan portfolios, the Company evaluates each loan rated "substandard" or worse. On an ongoing basis, the Company reviews classified loans to ensure the accuracy of the loan classifications. Estimated reserves for each of these credits are determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial loans are based on pools of similar loans using historical loss experience and other qualitative factors.

      For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-offs and recovery experience to the current outstanding balance in each loan category, with consideration given to loan growth over the preceding twelve months.

      Other Income. Total other income for the six-month period ended March 31, 2004 was $383,000 as compared to $412,000 for the six months ended March 31, 2003. The $29,000 decrease is primarily the result of a decrease of $552,000 in gains on loans sold offset by a decrease of $524,000 in realized losses on investment securities. Other income decreased $33,000 while net loan servicing income increased $16,000 during the same six-month comparative.

      Other Expenses. Total other expenses for the six months ended March 31, 2004 were $2.7 million as compared to $2.0 million for the six months ended March 31, 2003. The $700,000 increase was primarily due to an increase in salaries and employee benefits expense of $169,000, an increase in occupancy expense of $45,000, an increase in equipment expense of $8,000, an increase in data processing expense of $53,000, an increase in directors fees of $30,000, an increase in legal and professional fees of $479,000, an increase in advertising expense of $14,000, an increase in printing expense of $14,000, an increase in postage expense of $8,000, and an increase in other expense of $33,000, offset in part by a decrease in interest on State income taxes of $49,000 following the settlement of a tax claim with the Commonwealth of Massachusetts in connection with the Bank's real estate investment trust subsidiary and a decrease in the writedowns of mortgage servicing assets of $90,000 due to a decrease in refinancing activity. The ratio of annualized operating expenses to average total assets for the six months ended March 31, 2004 was 3.43% as compared to 2.57% for the six-month period ended March 31, 2003. The increase in salary and employee benefits was due, substantially, to the annual increase in employee compensation and the opening of a new branch office in Bourne, Massachusetts in November 2003. Most of the increases in occupancy, equipment, data processing and advertising expense can be attributed to the operation of the new branch office. The increase in legal and professional fees and directors' fees are attributable to the specialized services required by the proposed acquisition of the Company by Independent Bank Corp.

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

      The Bank is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Bank's liquidity ratio at March 31, 2004 was 45.27%.

      A major portion of the Bank's liquidity consists of short-term securities obligations. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 2004, regulatory liquidity totaled $63.2 million. The primary investing activities of the Bank include origination of loans and the purchase of investment securities.

      Liquidity management is both a daily and long-term function of management. If the Bank requires funds beyond its ability to generate them internally, the Bank believes that it could borrow additional funds from the FHLB and, according to its most recent Qualified Collateral Report, has excess borrowing capacity of $27.0 million. At March 31, 2004, the Bank had outstanding advances from the FHLB in the amount of $2.5 million in short and long-term borrowings. As these advances mature, they will be repaid or re-written as longer-term matched borrowings, which will assist the match of rate sensitive assets to rate sensitive liabilities as well as reduce interest expense.

      At March 31, 2004, the Bank had $9.5 million in outstanding residential and commercial commitments to originate loans, as well as $24.0 million in unadvanced loan commitments. If the Bank anticipates that it may not have sufficient funds available to meet its current loan commitments it may commence further matched borrowings from the FHLB. At March 31, 2004, certificates of deposit that are scheduled to mature in one year or less totaled $40.8 million. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank. Although there was a significant decrease in deposits during the three months ended December 31, 2003, deposit levels have been stable during the three months ended March 31, 2004. The Bank has adequate liquidity in the form of short term investments and borrowing capacity at the FHLB to meet its anticipated cash needs.

      At March 31, 2004 the Bank exceeded all of its regulatory capital requirements.

           As of its March 31, 2004 Call Report the Bank reported:


                                                                 Regulatory
                                                       Actual      Minimum
                                                       ------    ----------

            Risk-Based Capital Ratio                   14.55%       8.00%
            Tier 1 Capital/Net Risk-Weighted Assets    13.83%       8.00%
            Leverage Ratio                             10.09%       4.00%
            Tangible Equity Ratio                      13.83%       n/a

Off Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Part 1. Item 3.

Controls and Procedures.

      Management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                              OTHER INFORMATION

Part II.

Item 1.  Legal Proceedings

      None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

      During the three months ended March 31, 2004, the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase program in place.

Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders ("Meeting") on January 20, 2004. All of the proposals submitted to stockholders and the tabulation of votes for each proposal are as follows:

      1. Election of three candidates to the Board of Directors to serve for a three-year term.

      The number of votes cast with respect to this matter was as follows:

----------------------------------------------------------
      Nominee             For        %     Withhold     %
----------------------------------------------------------
John J. Lynch, Jr.      799,105    99.6     2,962      0.4
----------------------------------------------------------
William E. Newton       799,776    99.7     2,291      0.3
----------------------------------------------------------
Santo P. Pasqualucci    796,451    99.3     5,616      0.7
----------------------------------------------------------

      2. Ratification of the appointment of Shatswell, MacLeod & Company, P.C. as independent public accountants for the fiscal year ending September 30, 2004.

---------------------------------------------------
  For        %     Against     %     Abstain     %
---------------------------------------------------
796,858    99.4     1,100     0.1     4,109     0.5
---------------------------------------------------

      There were no broker non-votes with respect to the above proposals.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit 31.1, Rule 13a - 14 (a)/15d - 14(a) Certification
            Exhibit 31.2, Rule 13a - 14 (a)/15d - 14(a) Certification
            Exhibit 32.1, Section 1350 Certification
            Exhibit 32.2, Section 1350 Certification

      (b)   Reports on Form 8-K

      On January 12, 2004, the Company filed a report on Form 8-K with the SEC, dated January 8, 2004, announcing under item 5 the entering into an Agreement and Plan of Merger dted April 8, 2004 by and among Independent Bank Corp., INDB Sub, Inc., and Falmouth Bancorp, Inc.

      On January 27, 2004, the Company furnished a report on Form 8-K, dated January 26, 2004, to the SEC reporting issuance of a press release announcing earnings for the first quarter of the 2004 fiscal year.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FALMOUTH BANCORP, INC.
                                       (Registrant)

Date:  May 17, 2004                    By:  /s/ Santo P. Pasqualucci
                                            -------------------------------
                                            Santo P. Pasqualucci
                                            President and Chief Executive
                                            Officer


Date:  May 17, 2004                    By:  /s/ George E. Young, III
                                            -------------------------------
                                            George E. Young, III
                                            Senior Vice President and Chief
                                            Financial Officer